Form 10-Q
period 1995-04-02
LINDAL CEDAR HOMES INC /DE/
filed 1995-05-17
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended ____April 2, 1995____

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
_______________

Commission File Number 0-6087

                            LINDAL CEDAR HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                91-0508250
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


               4300 South 104th Place, Seattle, Washington  98178
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (206) 725-0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----

Common stock outstanding at May 1, 1995:  4,039,522 shares at $.01 par value.

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                                     INDEX



                                                                                                 Page
                                                                                                Number
                                                                                                ------
Part I.           Financial Information

    Item 1.    Financial Statements

                   Consolidated Balance Sheets                                                    4
                   Consolidated Statements of Operations                                          5
                   Consolidated Statements of Cash Flows                                          6
                   Notes to Consolidated Financial Statements                                     8

    Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                     14


Part II.   Other Information

    Item 6(b)  Reports on Form 8-K                                                               15

    Signatures                                                                                   16


                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                         PART I:  FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                           LINDAL CEDAR HOMES, INC.
                              AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      April 2, 1995 and December 31, 1994

           (Dollar amounts in thousands, except per share amounts)


- --------------------------------------------------------------------------------------------------------
                                                                                     1995          1994
- --------------------------------------------------------------------------------------------------------
                              Assets                                             (unaudited)
Current assets:
    Cash                                                                            $  616        3,219
    Short-term investments                                                             279          475
    Receivables:
         Trade                                                                       2,306        2,042
         Current installments of long-term notes receivable                             67           46
         Refundable income taxes                                                       661           59
                                                                                   ---------------------
                                                                                     3,034        2,147
         Less allowance for doubtful receivables                                       208          203
                                                                                   ---------------------
              Net receivables                                                        2,826        1,944
    Inventories                                                                      9,389        8,488
    Prepaid expenses                                                                 1,487        1,415
    Deferred income taxes                                                               78          103
                                                                                   ---------------------
              Total current assets                                                  14,675       15,644

Long-term notes receivable, excluding current installments                             608          601
Investment in and advances to affiliate                                                702          340
Property, plant and equipment, at cost, less accumulated depreciation
   and amortization                                                                  9,807        9,679
Other assets, at cost, less accumulated amortization                                   598          650
                                                                                   ---------------------
                                                                                   $26,390       26,914
                                                                                   =====================

                   Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                                              61           59
    Accounts payable - trade                                                         1,706        2,255
    Accrued salaries and wages                                                         145          472
    Other accrued expenses                                                             692          577
    Customer deposits                                                                4,777        3,882
                                                                                   ---------------------
         Total current liabilities                                                   7,381        7,245

Long-term debt, excluding current installments                                       1,848        1,864
Deferred income taxes                                                                  100          107

Stockholders' equity:
    Common stock of $.01 par value.  Authorized 10,000,000 shares; issued and
      outstanding 4,039,522 shares in 1995 and 4,030,873 shares in 1994                 40           40
    Additional paid-in capital                                                      15,797       15,778
    Cumulative translation adjustment                                                 (816)        (810)
    Retained earnings                                                                2,040        2,690
                                                                                   ---------------------
              Total stockholders' equity                                            17,061       17,698
- --------------------------------------------------------------------------------------------------------
                                                                                   $26,390       26,914
========================================================================================================

See accompany notes to consolidated financial statements.

                           LINDAL CEDAR HOMES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

           For the quarters ended April 2, 1995 and April 3, 1994

           (Dollar amounts in thousands, except per share amounts)

                                 (Unaudited)

- ------------------------------------------------------------------------------------------
                                                                     1995           1994
- ------------------------------------------------------------------------------------------
Revenue                                                          $  6,630          7,076
Cost of goods sold                                                  5,775          5,909
                                                                   -----------------------
         Gross profit                                                 855          1,167

Operating expenses:
    Selling, general and administrative expenses                    2,186          1,989
    Display court expenses                                            177             87
                                                                   -----------------------
         Total operating expenses                                   2,363          2,076
                                                                   -----------------------
         Operating loss                                            (1,508)          (909)

Other income (expense):
    Equity in earnings of affiliate                                   505            -
    Rental income                                                      64             50
    Interest income                                                    34             13
    Interest expense                                                  (48)           (50)
                                                                   -----------------------
         Other income, net                                            555             13
                                                                   -----------------------
         Loss before income tax benefit                              (953)          (896)

Income tax benefit                                                    303            306
                                                                   -----------------------
         Net loss                                                $   (650)          (590)
                                                                   =======================


Net loss per common share                                        $   (.16)          (.15)
==========================================================================================

See accompanying notes to consolidated financial statements.

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the quarters ended April 2, 1995 and April 3, 1994

                                (In thousands)

                                 (Unaudited)


- ---------------------------------------------------------------------------------------------------------------
                                                                                       1995            1994
- ---------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:

    Cash received from customers                                                   $    7,193          7,918
    Cash paid to suppliers and employees                                               (9,467)        (9,412)
    Interest received                                                                      30              9
    Interest paid                                                                         (48)           (51)
    Income taxes paid                                                                     (74)          (298)
    Cash paid for litigation settlement, including associated legal fees                  (23)           (36)
                                                                                      -------------------------
         Net cash used in operating activities                                         (2,389)        (1,870)

Cash flows from investing activities:
    Liquidation of short-term investments                                                 196          1,676
    Additions to other assets                                                             -              (87)
    Cash received for repayment of notes (not related to the sale of homes)               -               59
    Additions to property, plant and equipment                                           (313)          (108)
    Disbursements for loans (not related to the sale of homes)                            (40)           (30)
    Investment in affiliate                                                               (65)           -
                                                                                      -------------------------
         Net cash provided by (used in) investing activities                             (222)         1,510

Cash flows from financing activities:
    Repayment of long-term debt                                                           (13)           (21)
    Proceeds from exercise of stock options                                                19              7
                                                                                      -------------------------
         Net cash provided by (used in) financing activities                                6            (14)

Effect of exchange rates on cash and cash equivalents                                       2            114
                                                                                      -------------------------
         Net decrease in cash and cash equivalents                                     (2,603)          (260)

Cash and cash equivalents at beginning of period                                        3,219          1,362
                                                                                      -------------------------
Cash and cash equivalents at end of period                                           $    616          1,102
                                                                                      =========================
                                                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                 (In thousands)

                                   (Unaudited)

- ---------------------------------------------------------------------------------------------------------------
                                                                                         1995           1994
- ---------------------------------------------------------------------------------------------------------------
Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                                         $  (650)          (590)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization of plant and equipment                             185            196
         Amortization of other assets                                                      52            -
         Amortization of display homes                                                     65             40
         Undistributed net earnings of affiliate                                         (297)           -
         Deferred income tax expense                                                       18             47
         Change in certain assets and liabilities:
              Increase in net receivables                                                (862)          (513)
              Increase in inventories                                                    (970)        (2,430)
              Increase in prepaid expenses related to operating activities                (73)           (76)
              Increase in current liabilities other than current portion
                 of long-term debt                                                        131          1,446
              Decrease in notes receivable related to operating activities                 12             10
                                                                                      -------------------------
                   Total adjustments                                                   (1,739)        (1,280)
- ---------------------------------------------------------------------------------------------------------------
                   Net cash used in operating activities                             $ (2,389)        (1,870)
===============================================================================================================



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                April 2, 1995, December 31, 1994 and April 3, 1994

- --------------------------------------------------------------------------------

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except as noted below, and include all recurring adjustments that are considered necessary by management to fairly state the results of the interim periods. These consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Due to the seasonality of the Company's business, the accompanying consolidated financial statements may not necessarily be indicative of the results to be obtained for the full year. This report should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994.

(2)   LOSS PER COMMON SHARE

      Loss per common share for 1995 and 1994 are computed based on the weighted average number of shares outstanding. The impact of common share equivalents have been excluded from the computation since their effect would be antidilutive. The number of shares used to compute loss per common share was 4,033,766 for 1995 and 4,022,319 for 1994.

(3)   INVENTORIES

      A summary of inventories follows (in thousands):

                                                   April 2,        December 31,
                                                     1995             1994
                                                   ------------------------
     Raw materials                                 $  2,826           2,634
     Work-in-process                                  1,595           1,389
     Finished goods                                   3,518           2,886
     Display homes                                    1,450           1,579
                                                      ---------------------
                                                   $  9,389           8,488
                                                      =====================

                                                                     (Continued)

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

(4)   INVESTMENT IN AFFILIATE

      As discussed in the Company's December 31, 1994 Form 10-K, the British Columbia Ministry of Forests awarded the Company the rights to harvest and sell approximately 50,000 cubic meters of timber between 1994 and 1997. The Company entered into an agreement with an unaffiliated company who is providing services related to planning, management of timber harvesting and marketing of the logs. A new corporation, in which the Company and the unaffiliated company each own 50%, was formed in 1994. The investment in this affiliate is accounted for under the equity method. Any asset or equity distributions from the affiliate will be made in accordance with the respective ownership interests.
      Contributions to the affiliate have been for working capital requirements. The harvesting of the timber began during the third quarter of 1994. The sale of harvested logs began in the first quarter of 1995 and is expected to be completed in the second quarter of 1995.

      Summarized financial information of the equity affiliate was as follows (in thousands):

                       Condensed Statement of Operations
                        Three months ended April 2, 1995

         Revenue                                              $     3,431
         Earnings before income taxes                               1,011
         Net earnings                                                 594

                      Condensed Balance Sheet Information
                                 April 2, 1995

         Total assets                                        $     2,537
         Total liabilities                                         1,542

(5)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following (in thousands):

                                                                April 2,        December 31,
                                                                  1995              1994
                                                               --------------------------
Building and leasehold improvements                            $  7,452            7,445
Equipment                                                         4,364            4,192
Furniture and fixtures                                            2,467            2,383
                                                                -------------------------
                                                                 14,283           14,020
Less accumulated depreciation and amortization                    8,270            8,135
                                                                 ------------------------
                                                                  6,013            5,885
Land                                                              3,794            3,794
                                                                 ------------------------
         Net property, plant and equipment                     $  9,807            9,679
                                                                 ========================
                                                                                  (Continued)

                           LINDAL CEDAR HOMES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

(6)   LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                       April 2,     December 31,
                                                                         1995           1994
                                                                        ----------------------
First mortgage note payable, due in monthly installments of
    $13, including interest at 9.5%; final payment due 2009             $  1,262      1,272
First mortgage note payable, due in monthly installments of $7,
    including interest at 11%; final payment due 2010                        612        616
Other                                                                         35         35
                                                                         ---------------------
         Total long-term debt                                              1,909      1,923

Less current installments                                                     61         59
                                                                         ---------------------
         Long-term debt, excluding current installments                 $  1,848      1,864
                                                                         =====================

      At December 31, 1994, certain properties, having an aggregate net book value of approximately $4,552, are pledged as collateral on the above long-term debt.

      At April 2, 1995, the Company had $1,856 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.

(7)   OUTSTANDING STOCK OPTIONS

      (A)   EMPLOYEE STOCK OPTION PLANS

            The Company has provided for the granting of stock options to key employees under two plans: the 1984 Incentive Stock Option Plan (the 1984 Plan) and the 1988 Combined Incentive Stock Option and Nonqualified Stock Option Plan (the 1988 Plan). Both plans are administered by the Stock Option Committee of the Board of Directors (Committee).

            Under the terms of the 1984 Plan, incentive options to purchase shares of the Company's common stock are granted at a price equal to the market price of the stock at the date of grant. The 1984 Plan expired on December 21, 1994 and no future options will be granted under this plan.

            Under the terms of the 1988 Plan, both incentive and nonqualified options to purchase shares of the Company's common stock may be granted. Options granted under this plan may be designated as incentive or nonqualified at the discretion of the Committee. The exercise price of the options granted under this plan is set at the time of grant, but may not be less than the fair market value of the Company's stock at the date of grant.

                                                                     (Continued)

                           LINDAL CEDAR HOMES, INC.
                              AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

            At May 1, 1995, there were options outstanding under both plans to purchase 330,452 shares of stock at per share prices ranging from $.92 to $5.38. Of these 330,452 options, 244,852 were currently exercisable at an average exercise price of $4.04 per share. From January 1, 1995 to May 1, 1995, options to purchase 8,649 shares were exercised at per share prices ranging from $.92 to $2.94 and options to purchase 1,894 shares were relinquished.

      (B)   DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

            The Company has provided for the granting of stock options to nonemployee directors and distributors who serve on the Top Distributor Advisory Council (Council).

            At the upcoming annual meeting of shareholders, there is a proposal to amend the Directors and Distributors Stock Option Plan. This proposal, among other things, amends the formula for the granting of options to nonemployee directors. Please refer to the 1995 Proxy Statement for additional details. Currently, the nonemployee directors are granted options to purchase one share of common stock for each $1,000 of net after-tax earnings of the Company. Unless the aforementioned proposal is adopted, the exercise price for options granted for 1995 will be $3.50 per share (the market price on October 3, 1994). At May 1, 1995, there were options outstanding to purchase 8,934 shares of stock at per share prices of $6.36 and $6.00. Of these 8,934 shares, 2,407 were currently exercisable at a per share price of $6.36.

            Each distributor who serves on the Council on February 1 is granted options to purchase 100 shares of common stock for each year of service on the Council. Pursuant to an amendment to the plan ratified by the shareholders on May 26, 1994, the exercise price of the options granted for 1995 and future years will be the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. At May 1, 1995, there were options outstanding to purchase 13,910 shares of stock at per share prices of $6.36, $5.00 and $3.50. Of these 13,910 options, 4,706 were currently exercisable at per share prices of $6.36 and $5.00. From January 1, 1995 to May 1, 1995, options to purchase 4,400 shares were granted at a per share price of $3.50.

                                                                     (Continued)

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

(8)   INCOME TAXES

      Income tax expense (benefit) was allocated as follows (in thousands):

                                                             Quarters ended
                                                  ----------------------------------
                                                  April 2, 1995        April 3, 1994
                                                  ----------------------------------
         Current
              U.S. Federal                          $  (407)                (351)
              Canadian                                   87                   (2)
                                                     -----------------------------
                                                       (320)                (353)
         Deferred:
              U.S. Federal                               19                   51
              Canadian                                   (2)                  (4)
                                                     -----------------------------
                                                         17                   47
                                                     -----------------------------
                                                    $  (303)                (306)
                                                     =============================

      The Company's consolidated Canadian subsidiary had a pretax loss, excluding the earnings of the affiliate, of approximately $265,000 in the first three months of 1995 compared to a pretax loss of approximately $11,000 in the first three months of 1994.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                        April 2,     December 31,
                                                                          1995           1994
                                                                        --------------------------
      Deferred tax assets:
         Receivables, due to the allowance for doubtful receivables      $  72            68
         Uniform inventory capitalization for tax purposes                  15            15
         Accrued expenses, deductible in different years for tax            (9)           20
         Foreign tax credit carryforward available through 1995              6             6
                                                                          --------------------

              Total gross deferred tax assets                               84           109

      Less valuation allowance                                               6             6
                                                                          --------------------
              Net deferred tax assets                                       78           103

      Deferred tax liabilities - property, plant and equipment,
         principally due to differences in basis of assets and
         depreciation                                                      100           107
                                                                          --------------------
              Net deferred tax liabilities                               $ (22)           (4)
                                                                          ====================

                                                                                   (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

(9)   OTHER FINANCIAL INFORMATION

      The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands of dollars):

                            1st Quarter        2nd Quarter      3rd Quarter     4th Quarter
                            ---------------------------------------------------------------
         1995
         ----
      Revenue                $  6,630

         1994
         ----
      Revenue                   7,076             11,521           10,979           9,957

         1993
         ----
      Revenue                   7,171             12,776           12,965           9,084

         1992
         ----
      Revenue                   5,565             12,478           11,738           8,802

         1991
         ----
      Revenue                   7,201              9,910           10,361           9,814

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 FIRST QUARTER

RESULTS OF OPERATIONS

Revenue decreased $446,000 (6%) from 1994 to 1995 primarily due to reduced home and sunroom sales. Material sales increased $243,000 (34%).

Home and sunroom revenue decreased $700,000 (13%) from $5.4 million in 1994 to $4.7 million in 1995. The number of home units shipped decreased 17% from 75 in 1994 to 62 in 1995. It is management's belief that the decline in home sales was due to the customers' preference on the timing of when their homes were delivered. The average revenue per home unit shipped was $68,200 in 1994 compared to $67,600 in 1995. The size and value of a home unit is a function of customer preference and may change somewhat from period to period.

The dollar value of new orders increased 15% from 1994 to 1995. The number of new orders increased 6% when the same two periods were compared. Entering the second quarter of 1995, the Company's total backlog, stated in dollars is 63% higher than it was entering the second quarter of 1994.

The gross profit percentage (gross profit/revenue) decreased from 16% in 1994 to 13% in 1995. The decline in home sales was primarily responsible for the decrease in the gross profit percentage.

Selling, general and administrative expenses increased $197,000 (10%) from 1994 to 1995. Salaries and related benefits increased $105,000 (12%). In the first quarter of 1994, the Company capitalized $36,000 in costs associated with the planbook that was printed later in 1994. There was no such capitalization in the first quarter of 1995. Amortization of deferred marketing expenses related to the current planbook totaled $52,000 in 1995. There was no such amortization in 1994. Travel and entertainment increased $36,000 (52%) primarily due to the expanded regional management structure.

Display court expenses increased $90,000 (103%) primarily due to the growth in the number of display models.

In March 1994, the Company obtained the rights to harvest, between 1994 and 1997, approximately 50,000 cubic meters of timber in the Province of British Columbia. The harvesting of the timber began in the fourth quarter of 1994.
In the first quarter of 1995, the sale of the harvested timber began. The equity in the earnings of this affiliate was $505,000 in the first quarter of 1995. The Company expects that the sales of the harvested timber will conclude in the second quarter of 1995.

LIQUIDITY

Receivables-trade, inventories and customer deposits increased $264,000 (13%), $901,000 (11%) and $895,000 (23%), respectively, from December 31, 1994 to
April 2, 1995 due to seasonal factors.

From December 31, 1994 to April 2, 1995, accounts payable-trade decreased $549,000 (24%) and other accrued expenses increased $115,000 (20%) due to the timing of certain payments.

Accrued salaries and wages decreased $327,000 (69%) from December 31, 1994 to April 2, 1995 due to profit sharing that was accrued at December 31, 1994 and was paid in March 1995.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                          PART II:  OTHER INFORMATION



ITEM 6(B) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the first quarter of 1995.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES





SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LINDAL CEDAR HOMES, INC.




                        By:            /S/ Robert W. Lindal
                            ------------------------------------------
                                           Robert W. Lindal
                                Chairman and Chief Executive Officer




                        By:               /S/ John F. Dacy
                            --------------------------------------------
                                              John F. Dacy
                                  Vice President Finance & Treasurer
                                       (Chief Accounting Officer)





DATE:

May 16, 1995