Form 10-Q
period 1995-07-02
LINDAL CEDAR HOMES INC /DE/
filed 1995-08-16
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended July 2, 1995
                                                         ---------------

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period
      from                 to
           ---------------    ---------------

Commission File Number 0-6087


                            LINDAL CEDAR HOMES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                               91-0508250
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

               4300 South 104th Place, Seattle, Washington  98178
                    (Address of principal executive offices)
                                   (Zip code)


                                 (206) 725-0900
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No
                                              -----        -----

Common stock outstanding at August 1, 1995: 4,041,912 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


                                     INDEX




                                                                                          Page Number
                                                                                          -----------
Part I.               Financial Information

Item 1                Financial Statements
                              Consolidated Balance Sheets                                      4
                              Consolidated Statements of Earnings                              5
                              Consolidated Statements of Cash Flows                            6
                              Notes to Consolidated Financial Statements                       8

Item 2                Management's Discussion and Analysis of Financial Condition and         14
                         Results of Operations


Part II.              Other Information

Item 4                Results of Votes of Securities Holders                                  16

Item 6(b)             Reports on Form 8-K                                                     16

Signatures                                                                                    17

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                         PART I:  FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                      July 2, 1995 and December 31, 1994

           (Dollar amounts in thousands, except per share amounts)


                                                                                                    1995           1994
                                                                                                  -------         ------
                                           Assets                                               (unaudited)
Current assets:
       Cash                                                                                        $ 2,470         3,219
       Short-term investments                                                                        1,606           475
       Receivables:
        Trade                                                                                        2,474         2,042
        Current installments of long-term notes receivable                                              87            46
        Refundable income taxes                                                                        -              59
                                                                                                   -------        ------
                                                                                                     2,561         2,147
        Less allowance for doubtful receivables                                                        208           203
                                                                                                   -------        ------
                                  Net receivables                                                    2,353         1,944
       Inventories                                                                                   9,954         8,488
       Prepaid expenses                                                                              2,255         1,415
       Deferred income taxes                                                                           109           103
                                                                                                   -------        ------
                                  Total current assets                                              18,747        15,644

Long-term notes receivable, excluding current installments                                             690           601
Investment in and advances to affiliate                                                                -             340
Property, plant and equipment, at cost, less accumulated depreciation and amortization              10,074         9,679
Other assets, at cost, less accumulated amortization                                                   548           650
                                                                                                   -------        ------
                                                                                                   $30,059        26,914
                                                                                                   =======        ======

                          Liabilities and Stockholders' Equity

Current liabilities:
       Current installments of long-term debt                                                           62            59
       Accounts payable - trade                                                                      3,441         2,255
       Accrued salaries and wages                                                                      431           472
       Other accrued expenses                                                                          590           577
       Income taxes payable                                                                            455           -
       Customer deposits                                                                             4,552         3,882
                                                                                                   -------        ------
                                  Total current liabilities                                          9,531         7,245

Long-term debt, excluding current installments                                                       1,832         1,864

Deferred income taxes                                                                                   90           107

Stockholders' equity:
       Common stock of $.01 par value.  Authorized 10,000,000 shares; issued and
         outstanding 4,041,912 shares in 1995 and 4,030,873 shares in 1994                              40            40
       Additional paid-in capital                                                                   15,799        15,778
       Cumulative translation adjustment                                                              (702)         (810)
       Retained earnings                                                                             3,469         2,690
                                                                                                   -------        ------
                                  Total stockholders' equity                                        18,606        17,698
                                                                                                   -------        ------
                                                                                                   $30,059        26,914
                                                                                                   =======        ======

See accompanying notes to consolidated financial statements.

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

             For the periods ended July 2, 1995 and July 3, 1994

           (Dollar amounts in thousands, except per share amounts)

                                 (unaudited)

                                                                      Six Months Ended                       Quarters Ended
                                                              --------------------------------       -----------------------------
                                                              July 2, 1995        July 3, 1994       July 2, 1995     July 3, 1994
                                                              ------------        ------------       ------------     ------------
Revenue                                                          $20,577             18,597             13,947           11,521
Cost of goods sold                                                15,411             14,241              9,636            8,332
                                                                 -------             ------             ------           ------
                      Gross profit                                 5,166              4,356              4,311            3,189

Operating expenses:
       Selling, general and administrative expenses                4,516              4,024              2,330            2,035
       Display court expenses                                        352                236                175              149
                                                                 -------             ------             ------           ------
                Total operating expenses                           4,868              4,260              2,505            2,184
                                                                 -------             ------             ------           ------
                Operating income                                     298                 96              1,806            1,005

Other income (expense):
       Equity in earnings of affiliate                               891                -                  386              -
       Rental income                                                 140                 90                 76               40
       Interest income                                               112                 31                 78               18
       Interest expense                                              (96)              (102)               (48)             (52)
       Gain on disposal of property and equipment, net                 5                 63                  5               63
                                                                 -------             ------             ------           ------
               Other income, net                                   1,052                 82                497               69
                                                                 -------             ------             ------           ------
               Earnings before income tax expense                  1,350                178              2,303            1,074
Income tax expense                                                   571                 37                874              343
                                                                 -------             ------             ------           ------
               Net earnings                                      $   779                141              1,429              731
                                                                 =======             ======             ======           ======

 Net earnings per common share                                   $   .19                .03                .35              .18
                                                                 =======             ======             ======           ======


See accompanying notes to consolidated financial statements.

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the periods ended July 2, 1995 and July 3, 1994

                                (In thousands)
                                  (unaudited)



                                                                                             1995         1994
                                                                                           --------      -------
Increase (Decrease) in Cash and Cash Equivalents
------------------------------------------------
Cash flows from operating activities:
       Cash received from customers                                                        $ 20,928       19,298
       Cash paid to suppliers and employees                                                 (20,730)     (19,789)
       Interest received                                                                        103           19
       Interest paid                                                                            (96)        (102)
       Income taxes paid                                                                        371         (295)
       Cash paid for litigation settlement, including associated legal fees                     (94)         (66)
                                                                                           --------      -------
                        Net cash provided by (used in) operating activities                     482         (935)

Cash flows from investing activities:
       Cash received for repayment of notes (not related to the sale of homes)                   10           95
       Additions to plant and equipment                                                        (785)        (436)
       Purchase of short-term cash investments                                               (1,424)          -
       Liquidation of short-term cash investments                                               294        1,676
       Disbursements for loans (not related to the sale of homes)                              (136)        (115)
       Proceeds from sale of property, plant and equipment                                        2          200
       Additions to other assets                                                                -           (144)
       Investment in affiliate                                                                  792          -
                                                                                           --------      -------
                          Net cash provided by (used in) investing activities                (1,247)       1,276

Cash flows from financing activities:
       Proceeds from exercise of stock options                                                   21            7
       Repayment of long-term debt                                                              (27)         (45)
       Addition to long-term debt                                                               -             36
                                                                                           --------      -------
                         Net cash used in financing activities                                   (6)          (2)
Effect of exchange rates on cash and cash equivalents                                            22            3
                                                                                           --------      -------
                         Net increase (decrease) in cash and cash equivalents                  (749)         342
Cash and cash equivalents at beginning of period                                              3,219        1,362
                                                                                           --------      -------
Cash and cash equivalents at end of period                                                 $  2,470        1,704
                                                                                           ========      =======



See accompanying notes to consolidated financial statements.

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                (In thousands)
                                 (unaudited)



                                                                                                         1995          1994
                                                                                                         -------      -------
Reconciliation of net earnings to net cash provided by (used in) operating activities:
        Net earnings                                                                                     $   779          141
        Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
                 Depreciation and amortization of plant and equipment                                        426          392
                 Amortization of other assets                                                                102            1
                 Amortization of display homes                                                               139           82
                 Gain on disposal of property and equipment                                                   (5)         (63)
                 Changes in certain assets and liabilities:
                    Increase in net receivables                                                             (414)        (522)
                    Increase in inventories exclusive of amortization of display models                   (1,547)      (1,729)
                    Increase in prepaid expenses related to operating activities                            (845)        (638)
                    Increase in current liabilities other than current portion of long-term debt           1,876        1,311
                    Increase (decrease) in deferred income taxes                                             (22)          81
                    (Increase) decrease on notes receivable related to operating activities                   (7)           9
                                                                                                         -------      -------
                                  Total adjustments                                                         (297)      (1,076)
                                                                                                         -------      -------
                                  Net cash provided by (used in)
                                     operating activities                                                $   482         (935)
                                                                                                         =======      =======


See accompanying notes to consolidated financial statements.

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               July 2, 1995, December 31, 1994 and July 3, 1994
           (Dollar amounts in thousands, except per share amounts)



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

(2)   EARNINGS PER COMMON SHARE
      There was no difference between primary and fully diluted earnings per share for all periods presented. The number of shares used to compute primary and fully diluted earnings per share was 4,078,790 for the second quarter of 1995 and 4,060,086 for the second quarter of 1994, 4,073,777 and 4,080,594 for the first six months of 1995 and 4,067,063 and 4,067,578 for the first six months of 1994.

(3)   INVENTORIES
      A summary of inventories follows (in thousands):

                                                                       July 2,    December 31,
                                                                        1995         1994
                                                                      -------      -------
                   Raw materials                                      $ 2,659        2,634
                   Work-in-process                                      2,241        1,389
                   Finished goods                                       3,521        2,886
                   Display homes                                        1,533        1,579
                                                                      -------      -------
                                                                      $ 9,954        8,488
                                                                      =======      =======


                                  (continued)

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Dollar amounts in thousands, except per share amounts)


(4)   INVESTMENT IN AFFILIATE
      As discussed in the Company's December 31, 1994 Form 10-K, the British Columbia Ministry of Forests awarded the Company the rights to harvest and sell approximately 50,000 cubic meters of timber between 1994 and 1997. The Company entered into an agreement with an unaffiliated company who is providing services related to planning, management of timber harvesting and marketing of the logs. A new corporation, in which the Company and the unaffiliated company each own 50%, was formed in 1994. The investment in this affiliate is accounted for under the equity method. Any asset or equity distributions from the affiliate will be made in accordance with the respective ownership interests.
      Contributions to the affiliate were for working capital requirements.
      The harvesting of the timber began during the fourth quarter of 1994.
      The sale of harvested logs began in the first quarter of 1995 and was essentially completed in the second quarter of 1995.

      Summarized financial information of the equity affiliate was as follows (in thousands):

                 Condensed Statements of Operations/Information

                                                                            Six months ended           Quarter ended
                                                                              July 2, 1995              July 2, 1995
                                                                            ----------------           -------------
                    Revenue                                                      $6,580                    3,149
                    Earnings before income taxes                                  2,420                    1,409
                    Net earnings                                                  1,370                      776

(5)   PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consists of the following (in thousands):

                                                                              July 2, 1995            December 31, 1994
                                                                              ------------            -----------------

                    Building and leasehold improvements                          $ 7,520                    7,445
                    Equipment                                                      4,517                    4,192
                    Furniture and fixtures                                         2,741                    2,383
                                                                                 -------                   ------
                                                                                  14,778                   14,020
                    Less accumulated depreciation and amortization                 8,569                    8,135
                                                                                 -------                   ------
                                                                                   6,209                    5,885
                    Land                                                           3,865                    3,794
                                                                                 -------                   ------
                              Net property, plant and equipment                  $10,074                    9,679
                                                                                 =======                   ======



                                  (continued)

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Dollar amounts in thousands, except per share amounts)

(6)   LONG-TERM DEBT
      Long-term debt consists of the following (in thousands):

                                                                    July 2, 1995          December 31, 1994
                                                                    ------------          -----------------
      First mortgage note payable, due in monthly                      $1,251                   1,272
          installments of $13, including interest at 9.5%;
          final payment due 2009
      First mortgage note payable, due in monthly                         608                     616
          installments of $7, including interest at 11%;
          final payment due 2010
      Other                                                                35                      35
                                                                       ------                   -----
                Total long-term debt                                    1,894                   1,923

      Less current installments                                            62                      59
                                                                       ------                   -----
                Long-term debt, excluding current                      $1,832                   1,864
                     installments                                      ======                   =====


      At December 31, 1994, certain properties, having an aggregate net book value of approximately $4,552, are pledged as collateral on the above long-term debt.

      At July 2, 1995, the Company had $2,864 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.

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


                                  (continued)

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Dollar amounts in thousands, except per share amounts)

            At August 1, 1995, there were options outstanding under both plans to purchase 328,062 shares of stock at per share prices ranging from $2.16 to $5.38. Of these 328,062 options, 242,462 were currently exercisable at an average exercise price of $4.07 per share. From January 1, 1995 to August 1, 1995, options to purchase 11,039 shares were exercised at per share prices ranging from $.92 to $2.94 and options to purchase 1,894 shares were relinquished.

      (B)   DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN
            The Company has provided for the granting of stock options to nonemployee directors and distributors who serve on the Top Distributor Advisory Council (Council).

            At the annual meeting of shareholders on May 25, 1995, an amendment was approved to the Directors and Distributors Stock Option Plan
            (Plan) to increase the number of options granted to nonemployee directors and to increase the number of shares that may be issued under the Plan. Under the amendment, nonemployee directors, when first elected to the Board of Directors, would receive an initial grant of options to purchase 10,000 shares of the Company's common stock at the fair market value upon that date. Each of the nonemployee directors in office when the amendment was approved received a grant of options to purchase 10,000 shares at the fair market value on the date the amendment was approved, $3.75 per share. The amendment further provided that, commencing October 1, 1995 and on each October 1st thereafter, options would be granted to nonemployee members of the Board of Directors to purchase 5,000 shares of the Company's common stock at the fair market value on that date. The amendment to the Plan also increased the number of shares reserved for issuance under the Plan from 110,000 to 210,000. The vesting of options granted under the Plan was not amended.

            At August 1, 1995, there were options outstanding to purchase 58,934 shares at per share prices of $6.36, $6.00 and $3.75. Of these 58,934 options to purchase shares, 7,695 were currently exercisable at per share prices of $6.00 and $6.36. No options have been exercised.

            Each distributor who serves on the Council on February 1 is granted options to purchase 100 shares of common stock for each year of service on the Council. Pursuant to an amendment to the plan ratified by the shareholders on May 26, 1994, the exercise price of the options granted for 1995 and future years will be the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. At August 1, 1995, there were options outstanding to purchase 13,910 shares of stock at per share prices of $6.36, $5.00 and $3.50. Of these 13,910 options to purchase shares, 5,586 were currently exercisable at per share prices of $6.36, $5.00 and $3.50. From January 1, 1995 to August 1, 1995, options to purchase 4,400 shares were granted at a per share price of $3.50. No options have been exercised.


                                  (continued)

                           LINDAL CEDAR HOMES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           (Dollar amounts in thousands, except per share amounts)

      (C)   OTHER GRANTS
            On June 30, 1995, the Executive Committee of the Board of Directors granted options to purchase 10,000 shares to Robert McLennaghan for consulting services to the Company. The per share exercise price of the options was the fair market value on the date of grant, $3.75. The options were immediately exercisable and have a term of 10 years. These options were not granted under any plan.

            Mr. McLennaghan is the husband of Bonnie McLennaghan, who is the daughter of Sir Walter Lindal and the sister of Robert Lindal, Douglas Lindal and Martin Lindal.

(8)   INCOME TAXES
      Income tax expense (benefit) was allocated as follows (in thousands):

                                                Six Months Ended                  Quarters Ended
                                          ----------------------------     ----------------------------
                                          July 2, 1995    July 3, 1994     July 2, 1995    July 3, 1994
                                          ------------    ------------     ------------    ------------
            Current:
                  U.S. Federal                $184            (21)               591           330
                  Canadian                     398            (23)               311           (21)
                  State                         10             -                  10            -
                                              ----            ---                ---           ---
                                               592            (44)               912           309
            Deferred:
                  U.S. Federal                 (16)            85                (35)           34
                  Canadian                      (5)            (4)                (3)           -
                                              ----            ---                ---           ---
                                               (21)            81                (38)           34
                                              ----            ---                ---           ---
                                              $571             37                874           343
                                              ====            ===                ===           ===


      The Company's consolidated Canadian subsidiary had a pretax loss, excluding the earnings of the affiliate, of approximately $117 in the first six months of 1995 compared to pretax earnings of approximately $4 in the first six months of 1994.


                                  (continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)




      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                               July 2,     December 31,
                                                                                1995           1994
                                                                               -------     ------------
      Deferred tax assets:
            Receivables, due to the allowance for doubtful receivables          $ 72            68
            Uniform inventory capitalization for tax purposes                     16            15
            Accrued expenses, deductible in different years for tax               21            20
            Foreign tax credit carryforward available through 1995                 6             6
                                                                                ----           ---
                               Total gross deferred tax assets                   115           109

       Less valuation allowance                                                    6             6
                                                                                ----           ---
                               Net deferred tax assets                           109           103

      Deferred tax liabilities - property, plant and equipment,
          principally due to differences in basis of assets and
          depreciation                                                            90           107
                                                                                ----           ---
                               Net deferred tax liabilities                     $ 19            (4)
                                                                                ====           ===

(9)   OTHER FINANCIAL INFORMATION
      The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands):

                                            1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                            -----------     -----------     -----------     -----------
                           1995
                  Revenue                     $6,630          13,947
                           1994
                  Revenue                      7,076          11,521           10,979          9,957
                           1993
                  Revenue                      7,171          12,776           12,965          9,084
                           1992
                  Revenue                      5,565          12,478           11,738          8,802
                           1991
                  Revenue                      7,201           9,910           10,361          9,814

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                 SECOND QUARTER

RESULTS OF OPERATIONS

Revenue increased $2.4 million (21%) from the second quarter of 1994 to the second quarter of 1995 primarily due to home and sunroom sales.

Home and sunroom revenue increased $2.5 million (26%) from $9.6 million in the second quarter of 1994 to $12.1 million in the second quarter of 1995. The number of home units shipped increased 21% from 129 units in the second quarter of 1994 to 156 units in the second quarter of 1995. An increased backlog entering the second quarter of 1995 and a more traditional flow of new orders in the first quarter, compared to 1994, was responsible for the increase in home and sunroom sales. The total backlog, stated in dollars, was 63% higher entering the second quarter of 1995 than it was entering the second quarter of 1994. The average revenue per home unit shipped increased 11% from approximately $66,100 in the second quarter of 1994 to approximately $73,700 in the second quarter of 1995. The size and value of a home unit is a function of customer preference and may change somewhat from period to period.

The dollar value and the number of new orders decreased 10% from the second quarter of 1994 to the second quarter of 1995.

The gross profit percentage (gross profit/revenue) increased from 28% in the second quarter of 1994 to 31% in the second quarter of 1995. Increased home sales, price increases and relatively stable costs for building materials were primarily responsible for the increase in the gross profit percentage.

Operating expenses increased $321,000 (15%) from the second quarter of 1994 to the second quarter of 1995. Salaries and related benefits increased $166,000 (19%). In the second quarter of 1994, $30,000 of costs associated with the planbook that was released in August 1994 were capitalized. There was no such capitalization in 1995. Also, profit sharing expense increased due to increased earnings. Settlement and related legal expenses associated with various matters incidental to the business of the Company increased $65,000 due to the settlement of several matters. Amortization of deferred marketing costs primarily associated with the current planbook totaled $50,000. There was no such amortization in the second quarter of 1994. Commission expense decreased $83,000 (35%) primarily due to the phase out of the manufacturer's representative program, which has been replaced by the expanded regional sales management structure.

In March 1994, the Company obtained the rights to harvest approximately 50,000 cubic meters of timber in the Province of British Columbia. The harvesting of the timber began in the fourth quarter of 1994. In the second quarter of 1995, the sale of the harvested timber was substantially complete. Against the $705,000 of earnings of the affiliate in the second quarter of 1995, charges of $140,000 for profit sharing and $179,000 for estimated additional expenses were recorded. The affiliate will have some activity in the third quarter of 1995.

                                  YEAR-TO-DATE

RESULTS OF OPERATIONS

Revenue increased $2.0 million (11%) from 1994 to 1995 due to increased home and sunroom sales.

Home and sunroom revenue increased $1.7 million (11%) from $15.0 million in 1994 to $16.7 million in 1995. The number of home units shipped increased 7% from 204 in 1994 to 218 in 1995. The average revenue per home unit shipped increased 8% from approximately $66,900 in 1994 to approximately $72,000 in 1995 due primarily to price increases.

The dollar value of new orders increased 3% from 1994 to 1995. The number of new orders decreased 1%. Entering the third quarter of 1995, the total backlog, stated in dollars, was 49% higher than it was entering the third quarter of 1994.

The gross profit percentage increased from 23% in 1994 to 25% in 1995 due primarily to price increases and relatively stable costs for building materials.

Operating expenses increased $608,000 (14%) from 1994 to 1995. Salaries and related benefits increased $278,000 (16%). In 1994, $66,000 of costs associated with the planbook that was released in August 1994 were capitalized. There was no such capitalization in 1995. Also, profit sharing expense increased due to the increased earnings. Display court expenses increased $116,000 (49%) primarily due to the growth in the number of display models. Amortization of deferred marketing costs, primarily associated with the current planbook, totaled $102,000. There was no such amortization in 1994. Advertising increased $58,000 (8%). Commissions decreased $97,000 (26%) primarily due to reduced payments to manufacturer's representatives.

The earnings of the affiliate totaled $891,000 for the first six months of 1995. Against the $1,210,000 of earnings, charges of $140,000 for profit sharing and $179,000 for estimated additional expenses were recorded. The affiliate will have some activity in the third quarter of 1995.

LIQUIDITY

Trade accounts receivable, inventories, trade accounts payable and customer deposits increased $432,000 (21%), $1.5 million (17%), $1.2 million (53%) and $670,000 (17%), respectively, from December 31, 1994 to July 2, 1995 due to seasonal factors. Prepaid expenses increased $840,000 (59%) from December 31, 1994 to July 2, 1995 primarily due to increased inventory of the current planbook.

The Company continues to hedge a portion of its expected lumber and plywood needs using options and futures contracts. Using this process, the Company believes that it can help protect its margins from the potential volatility in the lumber and plywood markets.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                          PART II:  OTHER INFORMATION


ITEM 4 - RESULTS OF VOTES OF SECURITIES HOLDERS

The following matters were approved by the shareholders at the Company's annual meeting of shareholders held on May 25, 1995:

                                                                                        Authority
                                                                                        Withheld/
                Description of Proposal                          For        Against      Abstain
                -----------------------                       ---------     -------      -------
1.  To amend the Company's by-laws to provide for             2,092,316     270,683      685,424
    two classes of directors.

2.  Election of Directors

         Sir Walter Lindal                                    2,873,223     175,200          -
         Robert W. Lindal                                     2,873,223     175,200          -
         Douglas F. Lindal                                    2,873,223     175,200          -
         Martin J. Lindal                                     2,873,223     175,200          -
         Everett G. Martin                                    2,873,223     175,200          -
         Rick L. Stanley                                      2,873,223     175,200          -
         Harry A. Pryde                                       2,873,223     175,200          -
         Daniel B. Ward                                       2,873,223     175,200          -
         Charles R. Widman                                    2,873,223     175,200          -
         William M. Weisfield                                 2,873,223     175,200          -

3.  To amend the Company's Directors and Distributors         2,928,564      78,329       41,530
    Stock Option Plan, to increase the number of
    options to be granted to nonemployee Directors and
    to increase the number of shares that may be issued
    under the Plan.

4.  To elect the independent auditors to examine the          3,024,376      14,453        9,594
    consolidated financial statements of the Company
    for the year ending December 31, 1995


ITEM 6(B) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the second quarter of 1995.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES





SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LINDAL CEDAR HOMES, INC.




                                        By:      /S/ Robert W. Lindal
                                           ----------------------------------
                                                     Robert W. Lindal
                                                     Chairman and CEO




                                        By:      /S/ John F. Dacy
                                           ----------------------------------
                                                     John F. Dacy
                                           Vice President Finance & Treasurer
                                               (Chief Accounting Officer)





DATE:

August 16, 1995