Form 10-Q
period 1995-10-01
LINDAL CEDAR HOMES INC /DE/
filed 1995-11-15
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from         to
                                           --------   --------

Commission File Number 0-6087


                            LINDAL CEDAR HOMES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                 91-0508250
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

Yes  X   No
    ---     ---
Common stock outstanding at October 26, 1995: 4,046,906 shares at $.01 par value.


                                    1 of 17

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


                                     INDEX


                                                                                                 Page Number
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

     Item 2       Management's Discussion and Analysis of Financial Condition and
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


                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                         PART I:  FINANCIAL INFORMATION




Item 1 - Financial Statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     October 1, 1985 and December 31, 1994

            (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                                                                 1995         1994
-------------------------------------------------------------------------------------------------------------------


                                           Assets                                             (unaudited)
Current assets:
     Cash                                                                                      $ 2,008        3,219
     Short-term investments                                                                      2,101          475
     Receivables:
       Trade                                                                                     2,352        2,042
       Current installments of long-term notes receivable                                          105           46
       Refundable income taxes                                                                       -           59
                                                                                               -------       ------
                                                                                                 2,457        2,147
       Less allowance for doubtful receivables                                                     232          203
                                                                                               -------       ------
                      Net receivables                                                            2,225        1,944
     Inventories                                                                                 9,113        8,488
     Prepaid expenses                                                                            2,008        1,415
     Deferred income taxes                                                                         118          103
                                                                                               -------       ------
                      Total current assets                                                      17,573       15,644
Long-term notes receivable, excluding current installments                                         848          601
Investment in and advances to affiliate                                                              -          340
Property, plant and equipment, at cost, less accumulated depreciation and
     amortization                                                                               10,219        9,679
Other assets, at cost, less accumulated amortization                                               659          650
                                                                                               -------       ------
                                                                                               $29,299       26,914
                                                                                               -------       ------
                            Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                                                         47           59
     Accounts payable - trade                                                                    2,139        2,255
     Accrued salaries and wages                                                                    490          472
     Other accrued expenses                                                                        653          577
     Income taxes payable                                                                          454            -
     Customer deposits                                                                           4,907        3,882
                                                                                               -------       ------
                      Total current liabilities                                                  8,690        7,245

Long-term debt, excluding current installments                                                   1,228        1,864

Deferred income taxes                                                                               83          107

Stockholders' equity:
     Common stock of $.01 par value.  Authorized 10,000,000 shares; issued and
          outstanding 4,046,906 shares in 1995 and 4,030,873 shares in 1994                         40           40
     Additional paid-in capital                                                                 15,811       15,778
     Cumulative translation adjustment                                                            (623)        (810)
     Retained earnings                                                                           4,070        2,690
                                                                                               -------       ------
                      Total stockholders' equity                                                19,298       17,698
-------------------------------------------------------------------------------------------------------------------
                                                                                               $29,299       26,914
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

           For the periods ended October 1, 1995 and October 2, 1994

            (Dollar amounts in thousands, except per share amounts)

                                  (unaudited)


-----------------------------------------------------------------------------------------------------
                                                     Nine Months Ended           Quarters Ended
                                                  ------------------------    -----------------------
                                                  October 1,    October 2,    October 1,   October 2,
                                                      1995         1994         1995         1994
-----------------------------------------------------------------------------------------------------
Revenue                                            $ 32,113       29,576       11,536       10,979
Cost of goods sold                                   23,826       22,279        8,415        8,038
                                                   --------------------------------------------------
            Gross profit                              8,287        7,297        3,121        2,941

Operating expenses:
     Selling, general and administrative              6,738        6,292        2,222        2,268
      expenses
     Display court expenses                             550          384          198          148
                                                   --------------------------------------------------
            Total operating expenses                  7,288        6,676        2,420        2,416
                                                   --------------------------------------------------
            Operating income                            999          621          701          525

Other income (expense):
     Equity in earnings of affiliate                    891         --           --           --
     Rental income                                      232          135           92           45
     Interest income                                    285           59          173           28
     Interest expense                                  (168)        (153)         (72)         (51)
     Gain on disposal of property and
      equipment, net                                      1           65           (4)           2
                                                   --------------------------------------------------
            Other income, net                         1,241          106          189           24
                                                   --------------------------------------------------

            Earnings before income tax expense        2,240          727          890          549
Income tax expense                                      860          191          289          154
                                                   --------------------------------------------------
            Net earnings                           $  1,380          536          601          395
                                                   --------------------------------------------------

Net earnings per common share                      $    .34          .13          .15          .10
-----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the nine months ended October 1, 1995 and October 2, 1994

                                 (In thousands)

                                  (unaudited)

-------------------------------------------------------------------------------------------------------
                                                                                   1995         1994
-------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
     Cash received from customers                                                $ 33,016       30,070
     Cash paid to suppliers and employees                                         (31,320)     (28,639)
     Interest received                                                                243           44
     Interest paid                                                                   (174)        (154)
     Income tax expense                                                              (378)         (68)
     Cash paid for litigation settlement, including associated legal fees            (126)        (105)
                                                                                 ----------------------
                      Net cash provided by operating activities                     1,261        1,148

Cash flows from investing activities:
     Cash received for repayment of notes (not related to the sale of homes)           11          110
     Additions to plant and equipment                                              (1,102)        (555)
     Purchase of short-term cash investments                                       (3,323)        (280)
     Liquidation of short-term cash investments                                     1,699        1,676
     Disbursements for loans (not related to the sale of homes)                      (243)        (219)
     Proceeds from sale of property and equipment                                       2          200
     Additions to other assets                                                       (169)        (158)
     Investment in affiliate                                                        1,245          (65)
                                                                                 ----------------------
                      Net cash provided by (used in) investing activities          (1,880)         709

Cash flows from financing activities:
     Proceeds from exercise of stock options                                           33            7
     Repayment of long-term debt                                                      (43)         (67)
     Retirement of long-term debt                                                    (604)        --
     Addition to long-term debt                                                      --             36
                                                                                 ----------------------
                      Net cash used in financing activities                          (614)         (24)
Effect of exchange rates on cash and cash equivalents                                  22           (5)
                                                                                 ----------------------
                      Net increase (decrease) in cash and cash equivalents         (1,211)       1,828
Cash and cash equivalents at beginning of period                                    3,219        1,362
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $  2,008        3,190
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                 (In thousands)

                                  (unaudited)

----------------------------------------------------------------------------------------------------------
                                                                                        1995        1994
----------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                     $ 1,380         536

     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization of plant and equipment                            631         577
          Amortization of other assets                                                    152          18
          Amortization of display homes                                                   199         131
          Gain on disposal of property and equipment                                       (1)        (65)
          Equity in earnings of affiliate                                                (891)        --
          Changes in certain assets and liabilities:
              Increase in net receivables                                                (255)       (728)
              Increase in inventories exclusive of amortization of display models        (720)     (1,015)
              Increase in prepaid expenses related to operating activities               (604)       (136)
              Increase in current liabilities other than current portion of
                 long-term debt                                                         1,485       1,674
              Increase (decrease) in deferred income taxes                                (39)        119
              (Increase) decrease in notes receivable related to operating
                 activities                                                               (76)         37
----------------------------------------------------------------------------------------------------------
                      Total adjustments                                                  (119)        612
----------------------------------------------------------------------------------------------------------
                      Net cash provided by operating activities                       $ 1,261       1,148
----------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             October 1, 1995, December 31, 1994 and October 2, 1994

            (Dollar amounts in thousands, except per share amounts)

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

(2)   EARNINGS PER COMMON SHARE

      Earnings per share are computed based on the weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

      There was no difference between primary and fully diluted earnings per share for all periods presented. The number of shares used to compute primary and fully diluted earnings per share was 4,084,872 and 4,101,544 for the third quarter of 1995 and 4,043,542 and 4,047,356 for the third quarter of 1994, 4,077,475 and 4,087,577 for the first nine months of 1995 and 4,059,223 and 4,060,838 for the first nine months of 1994.

(3)   INVENTORIES

      A summary of inventories follows (in thousands):

                                             October 1,   December 31,
                                                1995          1994
                                               -------------------
              Raw materials                    $2,674        2,634
              Work-in-process                   1,996        1,389
              Finished goods                    2,968        2,886
              Display homes                     1,475        1,579
                                               -------------------
                                               $9,113        8,488
                                               -------------------

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

(4)   INVESTMENT IN AFFILIATE

      As discussed in the Company's December 31, 1994 Form 10-K, the British Columbia Ministry of Forests awarded the Company the rights to harvest and sell approximately 50,000 cubic meters of timber between 1994 and 1997. The Company entered into an agreement with an unaffiliated company who provided services related to planning, management of timber harvesting and marketing of the logs. A new corporation, in which the Company and the unaffiliated company each own 50%, was formed in 1994. The investment in this affiliate is accounted for under the equity method. Any asset or equity distributions from the affiliate are made in accordance with the respective ownership interests. Contributions to the affiliate were for working capital requirements. The harvesting of the timber began during the fourth quarter of 1994. The sale of harvested logs began in the first quarter of 1995 and was essentially completed in the second quarter of 1995.

      Summarized financial information of the equity affiliate was as follows (in thousands):

                 Condensed Statements of Operations/Information

                                              Nine months ended        Quarter ended
                                               October 1, 1995        October 1, 1995
                                              ---------------------------------------
              Revenue                               $6,580                   --
              Earnings before income taxes           2,420                   --
              Net earnings                           1,370                   --

(5)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following (in thousands):

                                                        October 1,     December 31,
                                                           1995             1994
                                                        ----------     ------------
Building and leasehold improvements                      $ 7,594         $ 7,445
Equipment                                                  4,642           4,192
Furniture and fixtures                                     2,922           2,383
                                                         -------         -------
                                                          15,158          14,020

Less accumulated depreciation and amortization             8,841           8,135
                                                         -------         -------
                                                           6,317           5,885
Land                                                       3,902           3,794
                                                         -------         -------
          Net property, plant and equipment              $10,219           9,679
                                                         =======         =======

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

(6)   LONG-TERM DEBT
      Long-term debt consists of the following (in thousands):

                                                                             October 1,    December 31,
                                                                                1995           1994
                                                                               ----------------------
      First mortgage note payable, due in monthly installments of
              $13, including interest at 9.5%; final payment due 2009          $1,240          1,272
      First mortgage note payable, due in monthly installments of
              $7, including interest at 11%; final payment due 2010              --              616
      Other                                                                        35             35
                                                                               ----------------------
                Total long-term debt                                            1,275          1,923

      Less current installments                                                    47             59
                                                                               ----------------------
                Long-term debt, excluding current installments                 $1,228          1,864
                                                                               ----------------------

      At December 31, 1994, certain properties, having an aggregate net book value of approximately $4,552, were pledged as collateral on the above long-term debt.

      At October 1, 1995, the Company had $2,870 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.

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

            Under the terms of the 1984 Plan, incentive options to purchase shares of the Company's common stock were granted at a price equal to the market price of the stock at the date of grant. The 1984 Plan expired on December 21, 1994 and no future options will be granted under this plan.

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


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

            At October 26, 1995, there were options outstanding under both plans to purchase 323,068 shares of stock at per share prices ranging from $2.16 to $5.38. Of these 323,068 options, 259,370 were currently exercisable at an average exercise price of $4.12 per share. From January 1, 1995 to October 26, 1995, options to purchase 16,033 shares were exercised at per share prices ranging from $.92 to $3.91 and options to purchase 1,894 shares were relinquished.

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

            Pursuant to this amendment, on October 2, 1995 options to purchase 25,000 shares were granted at a per share price of $4.25.

            At October 26, 1995, there were options outstanding to purchase 83,934 shares at per share prices ranging from $3.75 to $6.36. Of these 83,934 options to purchase shares, 7,695 were currently exercisable at per share prices of $6.00 and $6.36. No options have been exercised.


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

            Each distributor who serves on the Council on February 1 is granted options to purchase 100 shares of common stock for each year of service on the Council. Pursuant to an amendment to the plan ratified by the shareholders on May 26, 1994, the exercise price of the options granted for 1995 and future years will be the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. At October 26, 1995, there were options outstanding to purchase 13,910 shares of stock at per share prices of $6.36, $5.00 and $3.50. Of these 13,910 options to purchase shares, 5,586 were currently exercisable at per share prices of $6.36, $5.00 and $3.50. From January 1, 1995 to October 26, 1995, options to purchase 4,400 shares were granted at a per share price of $3.50. No options have been exercised.

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

(8)   INCOME TAXES

      Income tax expense (benefit) was allocated as follows (in thousands):

                                      Nine Months Ended               Quarters Ended
                                  --------------------------    --------------------------
                                  October 1,      October 2,    October 1,      October 2,
                                    1995            1994           1995           1994
                                  --------------------------------------------------------
            Current:
               U.S. Federal          $ 585            220            401            241
               Canadian                296           (149)          (102)          (126)
               State                    17           --                7           --
                                    ----------------------------------------------------
                                       898             71            306            115
            Deferred:
               U.S. Federal            (36)           124            (20)            39
               Canadian                 (2)            (4)             3           --
                                    ----------------------------------------------------
                                       (38)           120            (17)            39
                                    ----------------------------------------------------
                                     $ 860            191            289            154
                                    ----------------------------------------------------

      The Company's consolidated Canadian subsidiary had a pretax loss, excluding the earnings of the affiliate, of approximately $280,000 in the first nine months of 1994 and $342,000 in the first nine months of 1995.


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                            October 1,    December 31,
                                                                              1995           1994
                                                                            --------------------------
      Deferred tax assets:
            Receivables, due to the allowance for doubtful receivables          $ 80            68
            Uniform inventory capitalization for tax purposes                     15            15
            Accrued expenses, deductible in different years for tax               23            20
            Foreign tax credit carryforward available through 1995                 6             6
                                                                                -------------------
                       Total gross deferred tax assets                           124           109

       Less valuation allowance                                                    6             6
                                                                                -------------------
                       Net deferred tax assets                                   118           103

      Deferred tax liabilities - property, plant and equipment,
          principally due to differences in basis of assets and
          depreciation                                                            83           107
                                                                                -------------------
                       Net deferred tax liabilities                             $ 35            (4)
                                                                                -------------------

(9)   OTHER FINANCIAL INFORMATION

      The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands of dollars):

                            1st Quarter       2nd Quarter      3rd Quarter    4th Quarter
                            -------------------------------------------------------------
         1995
         ----
Revenue                     $  6,630             13,947           11,536

         1994
         ----
Revenue                        7,076             11,521           10,979           9,957

         1993
         ----
Revenue                        7,171             12,776           12,965           9,084

         1992
         ----
Revenue                        5,565             12,478           11,738           8,802

         1991
         ----
Revenue                        7,201              9,910           10,361           9,814

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                 THIRD QUARTER

RESULTS OF OPERATIONS

Revenue increased $557,000 (5%) from the third quarter of 1994 to the third quarter of 1995 primarily due to home and sunroom sales.

Home and sunroom revenue increased $900,000 (11%) from $8.3 million in the third quarter of 1994 to $9.2 million in the third quarter of 1995. The number of home units shipped increased 13% from 104 units in the third quarter of 1994 to 118 units in the third quarter of 1995. The average revenue per home unit shipped decreased 2% from approximately $71,500 in the third quarter of 1994 to approximately $70,200 in the third quarter of 1995. The size and value of a home unit is a function of customer preference and may change somewhat from period to period.

The dollar value of new orders decreased 14% from the third quarter of 1994 to the third quarter of 1995. The number of new orders decreased 18% from the third quarter of 1994 to the third quarter of 1995.

The gross profit percentage (gross profit/revenue) was 27% in the third quarters of both 1994 and 1995. In the third quarters of 1994 and 1995, the cost of goods sold was reduced by $160,000 and $189,000, respectively, for U.S. government refunds of duty on Canadian lumber. With these credits removed from the cost of goods sold, the gross profit percentage was 25% in the third quarters of both 1994 and 1995.

Selling, general and administrative expenses decreased $46,000 (2%) from the third quarter of 1994 to the third quarter of 1995. Commission expense decreased $72,000 (31%) due to the phase out of the manufacturer's representative program, which was replaced by the current regional management structure. Bad debt expense increased $46,000 from the third quarter of 1994 to the third quarter of 1995 due to the 1994 reversal of previously accrued amounts.

Display court expenses increased $50,000 (34%) from the third quarter of 1994 to the third quarter of 1995 primarily due to commission expense.

                                  YEAR-TO-DATE

RESULTS OF OPERATIONS

Revenue increased $2.5 million (9%) from 1994 to 1995 due to home and sunroom sales.

Home and sunroom revenue increased $2.6 million (11%) from $23.3 million in 1994 to $25.9 million in 1995. The number of home units shipped increased 9% from 308 in 1994 to 336 in 1995. The average revenue per home unit shipped increased 4% from approximately $68,500 in 1994 to approximately $71,400 in 1995.

The dollar value of new orders decreased 3% from 1994 to 1995. The number of new orders decreased 7%. Entering the fourth quarter of 1995, the total backlog, stated in dollars, was 27% higher than it was entering the fourth quarter of 1994.

The gross profit percentage increased from 25% in 1994 to 26% in 1995.

Selling, general and administrative expenses increased $446,000 (7%) from 1994 to 1995. Salaries and related benefits increased $269,000 (10%). Amortization of deferred marketing costs, primarily associated with the current planbook, increased $134,000 (744%). Amortization of these costs began in September 1994. Bad debt expense increased $77,000 due to the 1994 reversal of previously accrued amounts. Commission expense decreased $166,000 (30%) primarily due to reduced payments to manufacturer's representatives.

Display court expenses increased $166,000 (43%) due primarily to the growth in the number of models.

In March 1994, the Company obtained the rights to harvest approximately 50,000 cubic meters of timber in the Province of British Columbia. The harvesting of the timber began in the fourth quarter of 1994 by an affiliated company. In the second quarter of 1995, the sale of the harvested timber was substantially complete. There was no significant activity in the third quarter of 1995. What is expected to be the final accounting for the venture is currently underway.

Interest income increased $226,000 (383%) primarily due to interest paid by the U.S. government on duty that it refunded.

LIQUIDITY

Trade accounts receivable, inventories and customer deposits increased $310,000 (15%), $625,000 (7%) and $1.0 million (26%), respectively, from December 31, 1994 to October 1, 1995 due to seasonal factors. Prepaid expenses increased $593,000 (42%) from December 31, 1994 to October 1, 1995 primarily due to increased inventory of the current planbook.

Long-term debt decreased $636,000 (34%) from December 31, 1995 to October 1, 1995 due primarily to the September 1995 pay-off of a mortgage that was due in 2010 with a rate of interest of 11%. At December 31, 1994, the mortgage had a balance owing of $616,000.

Interest expense for the third quarter of 1995 includes approximately $16,000 related to costs associated with paying-off the mortgage.

The Company continues to hedge a portion of its expected lumber and plywood needs using options and futures contracts. Using this process, the Company believes that it can help protect its margins from the potential volatility in the lumber and plywood markets.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


                          PART II:  OTHER INFORMATION



ITEM 6(b) - REPORTS ON FORM 8-K

THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE THIRD QUARTER OF 1995.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LINDAL CEDAR HOMES, INC.


                                      By:       /S/ Robert W. Lindal
                                         ---------------------------------------
                                                    Robert W. Lindal
                                                    Chairman and CEO


                                      By:         /S/ John F. Dacy
                                         ---------------------------------------
                                                      John F. Dacy
                                           Vice President Finance & Treasurer
                                                (Chief Accounting Officer)


DATE:

November 15, 1995