Form 10-K405
period 1995-12-31
LINDAL CEDAR HOMES INC /DE/
filed 1996-04-01
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                      20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

                          Commission file number 0-6087

                            LINDAL CEDAR HOMES, INC.

                            (A Delaware Corporation)

                4300 South 104th Place, Seattle, Washington 98178

                        Telephone number: (206) 725-0900

                  I.R.S. Employer Identification No. 91-0508250

           Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.01 per share

             This Statement, excluding cover page, contains 42 pages

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from            to
                                                          ----------



Commission file number 0-6087

                            LINDAL CEDAR HOMES, INC.

               (Exact name of registrant as specified in charter)

       Delaware                                          91-0508250
(State or other jurisdiction of organization)   (I.R.S. Employer Identification No.)

4300 South 104th Place, Seattle, Washington                                98178
(Address of principal executive offices)                                (Zip Code)


(Registrant's telephone number, including area code)         (206) 725-0900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, par value $.01 per share
                                                             (Title of Class)


Aggregate market price of shares held by nonaffiliates at March 14, 1996 was $6,217,485, consisting of 1,657,996 shares.

The number of shares of common stock outstanding on March 14, 1996 was 4,060,139 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                             ---

The total number of pages in this Form 10-K is 42.

See index to exhibits on page 40.

                                     PART I

ITEM 1.     BUSINESS

       GENERAL



     Lindal Cedar Homes, Inc. (the "Company") was incorporated under the laws of the State of Washington in 1966. In 1986, the Company was reincorporated under the laws of the State of Delaware.

     The Company is primarily engaged in the manufacture and distribution of custom cedar homes. The Company manufactures standard dimension cedar lumber. This lumber is combined with other purchased forest products and building materials into packages which can be shipped nationally and internationally to the home buyer's construction site. The sale of homes accounted for 73% of consolidated revenue in 1995, 71% of consolidated revenue in 1994 and 77% of consolidated revenue in 1993. Sales of the homes totaled $30.7 million in 1995, $28.2 million in 1994 and $32.4 million in 1993.

     In 1995, 93% of the Company's home sales were made through approximately 175 independent dealers. The balance of the home sales were made from Company-operated sales courts and through the Company's telemarketing activities, which were phased out in 1995. In 1995, the Company owned or leased 11 display courts, eight of which were operated by independent dealers.

     For approximately 11 years, the Company used a network of independent manufacturer's representatives to recruit, train and support its home dealer network. In 1993, the Company began expanding its regional sales management structure, staffed by its employees, to replace the manufacturer's representative functions. The transition was completed in 1995. The Company believes this new organization structure allows better control of its sales activities, and moves support and sales services closer to the dealers.

     Traditionally, the Company has had three classes of dealers: Commercial, Storefront/Design Center and Live-in. A Commercial dealer constructs a model home in a commercial location and operates their business from it. The Storefront/Design Center dealer displays and operates from a retail location. A Live-in dealer uses a Lindal home as their residence and place of business. The Company no longer actively recruits Live-in dealers. The Company has and continues to encourage commercial dealerships as this class of dealer has consistently proven to be superior. However, as the construction of a model home is economically infeasible in some urban or sparsely populated areas, in 1994 the Company expanded the Storefront/Design Center concept. The Design Center, which is professionally designed, is located in a shopping center environment. It relies on in-store displays and point-of-sale materials, rather than a model home to promote and sell the Company's products. The Storefront dealer incorporates many of the features of the design center, but can be opened for a smaller investment. Of the Company's 175 dealers, approximately 40% were Commercial dealers. There were 10 operating Storefront/Design Centers at the end of 1995.

     The Company has three home products: the Cedar Frame, the Access (formerly the Cedarway product) and Cedar: Solid Home. The Cedar Frame Home utilizes a cavity wall. The Cedar: Solid Home utilizes, predominantly, a solid cedar wall. The Access product retains many of the features of the Cedar Frame Home, including a cavity wall. However, its list price is approximately 25% to 30% lower than a Cedar Frame Home due to a less extensive package of materials and less expensive package components. In 1995, the Access product accounted for 12% of home sales revenue and 17% of the home units shipped.

     The Company sells homes both for year-round and vacation occupancy. Most of the purchasers of such homes are professional and business people with higher than average incomes. In recent years, approximately 70% of the Company's homes have been purchased for use as primary residences.

     The Company's principal competitor in its home market is the local custom builder; however, in some circumstances it may also compete with other pre-cut, pre-fab and modular building firms. The primary basis for competition is design services, quality of materials, price and service.

     The Company's revenues tend to be seasonal. Most home shipments traditionally occur between April and October. It is the Company's policy to carry sufficient amounts of inventory to respond to the needs of its customers. In 1995, 1994 and 1993, no single customer or dealer accounted for 10% or more of consolidated revenue.

     Besides being seasonal, the housing industry is cyclical. The Company follows industry patterns, but believes that it is somewhat better equipped to weather industry downturns than other manufacturers or builders with lower cost products that appeal to a larger but less affluent market. This belief is based upon the Lindal products' traditional appeal to the middle and upper income consumers who historically have been less affected by economic downturns.

     The Company recognizes revenue from orders when the home package is shipped. The total backlog approximated $22 million at December 31, 1995, $19 million at December 31, 1994 and $12 million at December 31, 1993. Of the orders for homes that the Company had at December 31, 1995, it was estimated that approximately $2.5 million were probable to ship in the first two months of 1996. At December 31, 1994, $2.7 million were considered probable to ship in the first two months of 1995. At December 31, 1993, $3.0 million of homes were considered probable to ship in the first two months of 1994. Because the Company's business is seasonal, the backlog data and the December 31 estimates of homes that are probable to ship in the next 60 days do not necessarily reflect the level of the Company's business on an annual basis.

      RAW MATERIALS

     The primary raw material used by the Company in its manufacturing is western red cedar, available in quantity only in British Columbia, Canada, Alaska and the Pacific Northwest United States. Pressures are continuing to be placed on the log market by harvesting restrictions in the United States and Canada. In 1995, the price of cedar logs generally continued at its elevated level. The Company is aware of the potential for shortages and/or fluctuations in the price of cedar logs. At December 31, 1995, the Company believes it can meet its requirements for all of 1996 based on current market conditions.

     The Company is also working to secure its cedar raw material needs on a longer term basis. The Province of British Columbia established a program which sets aside a portion of the allowable annual harvesting of timber for smaller companies. The harvesting rights are sold, through timber sales, to companies which can demonstrate the highest value being added to the raw lumber through efforts made in British Columbia. In 1994, the Company was notified that it had been granted the rights to harvest approximately 50,000 cubic meters of timber between 1994 and 1997. The Company entered into a joint venture with a third party, who provided services related to the planning, management of timber harvesting and marketing of the logs. As the majority of the timber was not cedar and/or not suitable for processing in the Company's sawmill, the timber harvested was sold on the log market in Canada. By having these logs available for sale, the purchase of cedar logs for the Company's sawmill was greatly facilitated in 1994 and 1995. The harvesting of logs began in the fourth quarter of 1994. The sale of the harvested logs was essentially completed in the second quarterof 1995. Earnings, before income taxes, were $1,022,000 from this venture in 1995. Refer to note 1(d) to the consolidated financial statements on page 23 of this report for additional information.

     Currently bids are being placed on additional timber sales. The majority of this timber will not be cedar and/or not suitable for processing in the Company's sawmill. If a sale or sales are obtained, it is not expected to be as profitable as the just completed venture primarily due to the price that will be paid for the harvesting rights and the anticipated market conditions. Presently, the Company plans to form another joint venture to harvest the timber and sell the logs. The ability to control timber rights is expected to facilitate the purchase of cedar logs or lumber for the term of the sale or sales. The term of harvesting rights obtained in any single timber sale is expected to be 5 to 6 years. However, it is expected that additional sales will be obtained for at least another five years. Two of the conditions of obtaining a timber sale are that home shipments be made from British Columbia and that substantial lumber remanufacturing activities be carried out in British Columbia.

     Currently, home shipments are made from Surrey, British Columbia and Kent, Washington. In anticipation of receiving a timber sale that would be acceptable to the Company, employees at the Kent Washington facility were notified in late February 1996 that the home shipment operations will be moved to British Columbia within the next year. The Company is currently negotiating a termination package for the 12 union employees affected. The three non-union employees are expected to be assigned to other positions.

     The Company believes that there are significant benefits to the maximum practical consolidation of manufacturing and distribution operations. Accordingly, the consolidation of sunroom and window manufacturing is also being studied. This consolidation would occur in the state of Washington. Currently, windows are manufactured by the Company in Kirkland, Washington and sunrooms, on a contract basis by a third party, in Tacoma, Washington.

     Assuming that an acceptable timber sale is received, a consolidation of the lumber remanufacturing is also anticipated. Lumber is currently remanufactured by the Company in Tacoma, Washington and Surrey, British Columbia. It is expected that most lumber remanufacturing for homes will occur at the location from which the homes are shipped, though no timetable for this consolidation has been established.

     Also in anticipation of obtaining a timber sale, a 10 year agreement was obtained with the union for the Canadian plant employees. This agreement provides that the new jobs being located in Canada will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and rising, over the next 10 years, to a maximum of 80% of that agreement.

     The Surrey, British Columbia location also includes a sawmill which currently produces the majority of the Company's cedar lumber needs. Most of the sawmill's output that meets quality standards is remanufactured into the cedar components of homes. Preferably, the higher grades of lumber are used in home packages, where the margins are better. Sawmill production that is not of a grade suitable for use in homes or is in excess of requirements for home sales is sold on the commodity lumber market. Material sales, primarily commodity lumber from all locations, approximated $3.8 million in 1995, $4.0 million in 1994 and $3.0 million in 1993.

     As previously stated, the obtaining of additional timber sales will greatly facilitate the procurement of cedar logs or lumber and benefit the Company through the operations of the joint venture. However, if acceptable timber sales are not obtained, the Company believes that, for the next two to four years, cedar logs will be available through well established markets.After that time, the future of the sawmill operations is currently not known. However, it is believed that sufficient supplies of cedar lumber will be available, through established markets, to produce the Company's cedar homes for the foreseeable future.

     Although cedar logs are the primary raw material used in manufacturing, the Company purchases substantial quantities of forest products on the commodity market to ship in its home packages. Since 1993, the Company has experienced the extreme volatility and record price levels that have been present throughout the forest products industry. Presently, the Company does not anticipate any serious problems in securing the needed forest products in the foreseeable future. The Company does expect that the price volatility may intermittently occur for some time. For this reason, in January 1994 Company began hedging a portion of the expected non-cedar lumber needs using options and futures contracts. The Company may also make selected strategic purchases, when relatively favorable prices exist in the market, of larger quantities than it has historically. These purchases are not expected to be in excess of anticipated needs.

      FOREIGN OPERATIONS

     The Canadian operations have traditionally supplied wood products to the U.S. facilities and engaged in sales outside the United States. Sales to unaffiliated customers of the Canadian operations during 1995, 1994 and 1993 were as follows (in thousands of U.S. dollars):

                                     1995   1994   1993
                                    --------------------
           Home sales - Canadian    $1,853  2,074  2,734
           Home sales - overseas         -    687  2,282
           Other operating revenue   3,600  3,396  2,446
                                    --------------------
             Total foreign sales    $5,453  6,157  7,462
                                    ====================

     The U.S. parent company had export sales totaling $2.4 million in 1995 and $1.5 million in 1994. The U.S. parent had no export sales in 1993.

     For additional information on the Company's foreign operations, refer to note 9 to the consolidated financial statements on pages 35-36 of this report.

      EMPLOYEES

     At the end of February 1996, the Company had 215 employees.

     A significant number of the Company's Surrey, British Columbia employees are covered by a collective bargaining agreement with the IWA-Canada. In 1994 the collective bargaining agreement was extended to June 1997. In anticipation of obtaining a timber sale, a 10-year agreement was negotiated with this union. This agreement provides that the new jobs created through the consolidation of operations will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and rising, over the next 10 years, to a maximum of 80% of that agreement. For additional information, refer to note 7(b) to the consolidated financial statements on page 35 of this report.

ITEM 2.      PROPERTIES

     Information with respect to the location of the Company's principal locations, which are owned unless otherwise stated, at December 31, 1995 is as follows:


    - Seattle, Washington head office complex on two acres, with a 13,000 square foot office building and two display models.

    - Seattle, Washington business park adjacent to the head office complex on five acres, with 86,000 square feet of concrete tilt-up warehouse. The Company is using approximately 12,310 square feet for storage and office space. The balance of the facility is leased to third parties. At December 31, 1995, all 86,000 square feet is either leased or used by the Company.

    - Surrey, British Columbia manufacturing plant, warehouse, dry kilns and sawmill on ten acres with 61,000 square feet under roof. Canadian and, at times, some overseas destined home shipments originate from this facility. The leases for this land expire in January 1997 and June 1999 and are expected to be renewed in the ordinary course of business. These leases have been renewed regularly since the early 1970's.

    - Kent, Washington 38,000 square foot warehouse on two acres of land. U.S. destined and recently most overseas home shipments originate from this facility.

    - Renfrew, Ontario facility on 21 acres with 110,000 square feet under roof. The Company is using approximately 11,000 square feet for office and warehouse facilities. The rest of the facility is leased to third parties. At December 31, 1995, approximately 100,000 square feet is either leased or used by the Company.

    - Tacoma, Washington woodworking operation (including dry kilns) on four acres with approximately 47,000 square feet under roof. Leases on the land and buildings expire in 2000. An additional 24,000 square feet of covered storage is currently being rented on a month-to-month basis.

    - Land for 11 sales locations, including the head office display court. Six parcels are owned (three in Washington and one each in California, Massachusetts and British Columbia) and five parcels are leased (two in Hawaii and one each in Ontario, Alberta and Japan). Additionally, one parcel of land owned by the Company (Michigan) had a model under construction. The Company also owns three parcels of undeveloped land (two in Washington and one each in California and Ontario) that it intends to use for future sales locations.

    - Kirkland, Washington 36,000 square foot manufacturing/warehousing facility under a lease expiring in 1998. This facility is used for the manufacture of windows.

    - Office space, ranging from 240 to 450 square feet per location, is leased in Michigan, Utah and Virginia for use as regional sales offices. The leases are either month-to-month or expire in 1996.

ITEM 3.      LEGAL PROCEEDINGS

     The Company is presently involved in several lawsuits which are considered ordinary, routine litigation incidental to the business of the Company. Accruals provided are believed adequate to offset any known future liabilities that may arise from these legal actions.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market information:

         The Company's common stock is traded on The NASDAQ Stock Market under the symbol LNDL. The following table sets forth the reported high and low activity for each quarter of 1995 and 1994 as reported by NASDAQ.

                High   Low
                -----  ----
1995
- ----
First quarter   $4.75  3.25
Second quarter   4.38  3.63
Third quarter    5.00  3.38
Fourth quarter   5.00  4.00

1994
- ----
First quarter    6.00  4.50
Second quarter   5.25  4.00
Third quarter    4.25  3.00
Fourth quarter   4.00  3.00

     (b) Approximate number of shareholders of record, including beneficial shareholders:

        Title of class          March 14, 1996
        --------------          --------------
Common stock of $.01 par value      1,465

     (c)  Dividends:

         No cash dividends were paid in 1995 or 1994, and the Company does not expect to pay a cash dividend in 1996.

ITEM 6.   SELECTED FINANCIAL DATA

     (In thousands, except ratios and per share amounts)


                         1995       1994        1993      1992       1991
                      -----------------------------------------------------
Revenue               $42,311      39,533      41,996    38,583      37,286
Operating income          653       1,251       1,254     2,282       2,613
Earnings before
  extraordinary item
  and cumulative
  effect of
  accounting change     1,337       1,017         865     1,688       1,753
Net earnings            1,337       1,017         708     1,688       1,817
Earnings per common
  share before
  extraordinary item
  and cumulative
  effect of
  accounting change       .33         .25         .21       .41         .43
Net earnings per
  common share            .33         .25         .17       .41         .45
Total assets           27,992      26,914      25,144    25,029      24,585
Working capital         8,840       8,399       8,084     7,715       5,805
Long-term debt          1,216       1,864       1,951     2,115       2,201
Current ratio          2.20:1      2.16:1      2.33:1    2.19:1      1.78:1

     The computation of earnings per common share for all periods presented gives effect to a 5-for-4 stock split effected in the form of a 25% stock dividend issued April 27, 1992 and 10% stock dividends issued on May 12, 1993 and May 27, 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES


     The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the lumber industry.

     The Company pays its vendors within stated terms and takes advantage of discounts for early payment. Customer deposits for home and sunroom orders and operations are the Company's primary sources of cash. The Company does not foresee the need to increase its lines of credit in 1996. Traditionally, operations have been the primary source of funds for expansion and/or facilities acquisition.

     As previously stated, the Company is beginning a process of consolidating its manufacturing and distribution operations. Assuming that an acceptable timber sale is obtained, a significant investment in a lumber remanufacturing/home distribution facility in British Columbia is anticipated. The Company is also studying the consolidation of its sunroom and window operations in Washington state. Given the number of unresolved variables, the amount of the potential investment cannot currently be fixed. Accordingly, if a timber sale is obtained, a study of its acceptability in light of the required capital investment, operational viability and many other factors relating to the consolidation in British Columbia will be undertaken. Assuming that one or both studies related to consolidation prove advantageous, the capital investment is planned to be partially funded by the sale of properties. The Company anticipates that additional sources of financing will be required to complete the expected consolidations.

     Cash and cash equivalents decreased $1.6 million (48%) from December 31, 1994 to 1995 due primarily to the $1.2 million (261%) increase in short-term investments. At December 31, 1995, short-term investments were primarily comprised of bankers acceptances. Approximately 85% of the short-term investments mature, at planned intervals, before May 1, 1996. Cash and cash equivalents is traditionally at its lowest level in the first quarter of the year. Should the Company have a need to borrow for operating needs, it has available lines of credit totaling $2.9 million. The Company did not use the available lines of credit, at any time, in 1995, 1994 or 1993.

     In 1995, the Company also paid off an 11% mortgage that was due in 2010, increased its raw materials, work-in-process and finished goods inventories due to some strategic purchases and reduced its accounts payable.

     At December 31, 1994, $500,000 was included in trade receivables for the estimated refund of duty paid on Canadian lumber for the period August 1992 to February 1994. In 1995 the refunds of this duty totalled $765,000. The cost of goods sold in 1995 and 1994 was reduced $265,000 and $500,000, respectively. In 1994 cost of goods sold was also reduced for $170,000 due to the reversal of estimated duty that had been recorded in 1992 for goods that entered the U.S. in bond from March 1992 to July 1992. Additionally, interest income in 1995 included $123,000 paid on the tax amounts that were refunded. The Company does not expect any significant duty refunds in 1996.

     Trade receivables increased $300,000 (15%) from December 31, 1994 to December 31, 1995 due primarily to increased home sales in December 1995.

     Inventories increased $38,000 (0%) from December 31, 1994 to December 31, 1995. Raw materials, work-in-process and finished goods inventories increased $448,000 (6%) due primarily to some selected strategic purchases. Display homes inventory, net of accumulated amortization, decreased $410,000 (26%) due to amortization and the sale of one model. There were no significant additions to display model inventory in 1995. Raw materials, work-in-process and finished goods inventories turned over 4.5 times in 1995, 4.1 times in 1994 and 4.3 times in 1993. If the $265,000 and $670,000 reductions to the cost of goods sold related to the duty on Canadian lumber are reversed from 1995 and 1994, raw materials, work-in-process and finished goods inventories turned over 4.5 and
4.2 times, respectively.

     In 1994, the Company began hedging a portion of the non-cedar lumber needs for its home packages. Futures contracts and options are being used. The program's objective is to manage well-defined commodity price risks. These derivative financial instruments are not being used for trading purposes. Refer to note 1(i) to the consolidated financial statements on page 24 of this report for additional information.

     Prepaid expenses increased $515,000 (36%) from December 31, 1994 to December 31, 1995 due primarily to increased planbook inventory. In 1994, the new Lindal planbook, Originals, was introduced. In 1996, a reprint of Originals is planned. The estimated cost of the reprint is $850,000 to $950,000.

     Accounts payable-trade decreased $763,000 (34%) from December 31, 1994 to December 31, 1995 due primarily to the timing of certain payments and the accrual, at December 31, 1994, of a $400,000 payment for the new planbook.

     Accrued salaries and wages increased $145,000 (31%) from December 31, 1994 to December 31, 1995 due to an increased accrual for profit sharing.

     Long-term debt decreased $648,000 (35%) from December 31, 1994 to December 31, 1995 due primarily to the September 1995 pay-off of an 11% mortgage that was due in 2010. At December 31, 1994, this mortgage had a balance owing of $616,000.

     In 1995, the Company invested $659,000 in computer related equipment and software and office machines, $394,000 in manufacturing equipment, $218,000 in land improvements and $317,000 for all other capital expenditures. All 1995 capital expenditures were financed from operations.

     In 1994, the Company invested $1,023,000 in display model and design center construction or acquisition and furnishings, $223,000 to purchase land for future display model locations, $241,000 for computer related equipment and software and other office machines, $70,000 to improve the Tacoma woodworking facility and $193,000 for all other capital expenditures. All 1994 capital expenditures were financed from operations.

     In 1993, the Company invested $248,000 for display model construction, $111,000 to purchase land for a future display model location, $181,000 for computer related equipment and software, $73,000 for improvements to the business park that is adjacent to the Company's head office, $60,000 to improve the Tacoma woodworking facility and $208,000 for all other capital expenditures. All 1993 capital expenditures were financed from operations.

     In addition to the $850,000 to $950,000 for the reprinting of the current planbook, the Company is considering, for 1996, the construction of one to three display models and will continue to evaluate other purchases/projects to determine if investment is warranted. The Company expects to finance these commitments with funds generated from operations. The aforementioned investment in consolidation of its manufacturing and distribution operations is not anticipated to be material in 1996.

      RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1995 AND 1994

     Revenue increased $2.8 million (7%) from 1994 to 1995. Home and sunroom sales revenue increased $2.7 million (9%) from $30.8 million in 1994 to $33.5 million in 1995. The number of home units shipped increased 5% from 413 in 1994 to 433 in 1995. The average revenue per home unit shipped increased 5% from approximately $67,800 in 1994 to $71,000 in 1995 primarily due to price increases.

     The gross profit percentage (gross profit/revenue) decreased from 26.3% in 1994 to 24.9% in 1995. The cost of goods sold in 1994 and 1995 were reduced $670,000 and $265,000, respectively, related to the estimated refund of duty. With these credits removed from the cost of goods sold, the gross profit percentage was 24.6% in 1994 compared to 24.3% in 1995.

     Selling, general and administrative expenses increased $665,000 (8%) from 1994 to 1995. Salaries and related benefits increased $410,000 (11%). Bad debt expense increased $140,000 due to the 1994 reversal of previously accrued amounts. Amortization of deferred marketing costs, primarily associated with the current planbook, increased $130,000 (199%) . Amortization of these costs began in September 1994. Settlement and related legal expenses associated with various matters incidental to the business of the Company increased $73,000 (73%). Commission expense decreased $219,000 (29%) primarily due to the phase-out of the manufacturer's representative program, which was replaced by the expanded regional management structure.

     Display court expenses increased $79,000 (13%) from 1994 to 1995 due to growth in the number of display models.

     Equity in earnings of affiliate, which were generated by a 50% owned joint venture, were $1,022,000 in 1995. This joint venture was formed to harvest and sell logs from the timber sale that was obtained in 1994. There was no equity in earnings of affiliate in 1994 or 1993.

     Interest income increased $264,000 (222%) from 1994 to 1995 due to interest paid on duty amounts that were refunded and additional funds being available to invest in 1995.

     Income tax expense increased $431,000 (109%) from 1994 to 1995 due primarily to the significant increase in earnings of the Canadian subsidiaries at the higher effective tax rate. In 1994 the Company's Canadian subsidiary had a loss, before income tax expense, of $114,000. In 1995 it had earnings, before income taxes, of $805,000. The effective Canadian tax rate in 1995 approximated 42%.

                     YEARS ENDED DECEMBER 31, 1994 AND 1993

     Revenue decreased $2.5 million (6%) from 1993 to 1994. Home and sunroom sales revenue decreased $4.5 million (13%) from $35.3 million in 1993 to $30.8 million in 1994. The number of home units shipped decreased 21% from 526 in 1993 to 413 in 1994. The average revenue per home unit shipped increased 10% from approximately $61,500 in 1993 to $67,800 in 1994 primarily due to price increases.

     Material and chips sales revenue increased $1.1 million (33%) from 1993 to 1994. All other revenue sources increased $.9 million (26%) due primarily to revenue recognized due to the production of home plans.

     The gross profit percentage (gross profit/revenue) increased from 24.0% in 1993 to 26.3% in 1994. The 1994 cost of goods sold was reduced $670,000 related to the estimated refund of duty. With this $670,000 credit removed from the cost of goods sold, the gross profit percentage for 1994 was 24.6%. The benefit of home price increases in 1993 and 1994 was partially offset by increased material sales, which have minimal margins, and costs not related to forest and building products.

     Selling, general and administrative expenses increased $161,000 (2%) from 1993 to 1994. Salaries and related benefits and travel and entertainment increased $588,000 (18%) and $143,000 (55%), respectively, due primarily to the expanded regional sales management structure. Commission expense decreased $388,000 (34%) primarily due to the phase-out of the manufacturer's representative program, which is being replaced by the expanded regional management structure. Advertising increased $146,000 (12%) due largely to the strategy of increasing national exposure to generate more leads in the second half of 1994, after the disappointing new orders the Company experienced in the first quarter of 1994. Settlement and related legal expenses associated with various matters incidental to the business of the Company decreased $300,000 (75%) due to reduced legal activity.

     Display court expenses increased $183,000 (43%) from 1993 to 1994 due to growth in the number of display models.

     OTHER MATTERS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121) which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used. This standard also applies to long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company must adopt SFAS 121 in 1996. Management believes adoption of SFAS 121 will not impact the Company's financial position and results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) which addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic-value-based method of accounting for stock-based compensation arrangements. The statement requires pro forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to follow current practices in accounting for such arrangements under APB Opinion 25. The Company must adopt SFAS 123 for the year ending December 31, 1996. Management will continue to record stock-based compensation using the current APB Opinion 25 intrinsic-value-based method and, therefore, believes adoption of SFAS 123 will not impact the Company's financial position and results of operations.

     Effective January 1, 1993, the Company changed its method of accounting for income taxes. For additional information, refer to notes 1(k) and 5 to the consolidated financial statements on pages 25 and 32-33, respectively, of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are listed in the index to consolidated financial statements and schedules on page 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this item is contained in the Registrant's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this item is contained in the Registrant's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this item is contained in the Registrant's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this item is contained in the Registrant's 1996 Proxy Statement, and is incorporated herein by reference. See also notes 4(d) and 8 to the consolidated financial statements on pages 31-32 and 35 of this report for information regarding related party transactions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules: See page 14 for index to consolidated financial statements and schedules.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c)  Exhibits:  See page 40 for index to exhibits.

                            LINDAL CEDAR HOMES, INC.

            Index to Consolidated Financial Statements and Schedules


                              Financial Statements


                                                                Pages
Independent Auditors' Report                                      15
Consolidated Balance Sheets as of December 31, 1995 and 1994    17-18
Consolidated Statements of Earnings for each of the years
  in the three-year period ended December 31, 1995                19
Consolidated Statements of Stockholders' Equity for each of
  the years in the three-year period ended December 31, 1995      20
Consolidated Statements of Cash Flows for the each of the
  years in the three-year period ended December 31, 1995        21-22
Notes to Consolidated Financial Statements                      23-36
                               Schedules

Schedule II - Valuation and Qualifying Accounts                   37
All other schedules are omitted because they are not
  required or because the information is presented in the
  consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT
================================================================================

The Board of Directors and Stockholders
Lindal Cedar Homes, Inc.:

We have audited the consolidated financial statements of Lindal Cedar Homes, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindal Cedar Homes, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1(k) to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


/s/ KPMG Peat Marwick LLP

Seattle, Washington
February 17, 1996

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994

             (Dollar amounts in thousands, except per share amounts)

=====================================================================================================
                          Assets                                                       1995     1994
- -----------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents, including time deposits of
    $1,359 in 1995 and $2,428 in 1994                                             $    1,661    3,219
  Short-term investments                                                               1,714      475

  Receivables:
    Trade                                                                              2,342    2,042
    Current installments of long-term notes receivable                                   106       46
    Refundable income taxes                                                                -       59
                                                                                  -------------------
                                                                                       2,448    2,147
    Less allowance for doubtful receivables                                              204      203
                                                                                  -------------------

           Net receivables                                                             2,244    1,944

  Inventories                                                                          8,526    8,488
  Prepaid expenses                                                                     1,930    1,415
  Deferred income taxes                                                                  157      103
                                                                                  -------------------
           Total current assets                                                       16,232   15,644

Long-term notes receivable, excluding current installments                               517      601

Investment in affiliate                                                                   45      340

Property, plant and equipment, at cost less accumulated
  depreciation and amortization                                                       10,500    9,679

Other assets, at cost less accumulated amortization of
  $315 in 1995 and $118 in 1994                                                          698      650
- -----------------------------------------------------------------------------------------------------
                                                                                  $   27,992   26,914
=====================================================================================================

See accompanying notes to consolidated financial statements.

(Dollar amounts in thousands, except per share amounts)
====================================================================================================
                       Liabilities and Stockholders' Equity                            1995     1994
- ----------------------------------------------------------------------------------------------------
Current liabilities:
  Current installments of long-term debt                                             $    48       59
  Accounts payable - trade                                                             1,492    2,255
  Accrued salaries and wages                                                             617      472
  Other accrued expenses                                                                 682      577
  Income taxes payable                                                                   188        -
  Customer deposits                                                                    4,365    3,882
                                                                                      ---------------
             Total current liabilities                                                 7,392    7,245



Long-term debt, excluding current installments                                         1,216    1,864



Deferred income taxes                                                                    104      107



Stockholders' equity:
  Common stock, $.01 par value.  Authorized 10,000,000 shares;
    issued and outstanding 4,060,139 shares in 1995 and
    4,030,873 shares in 1994                                                              41       40
  Additional paid-in capital                                                          15,856   15,778
  Cumulative translation adjustment                                                     (644)    (810)
  Retained earnings                                                                    4,027    2,690
                                                                                     ----------------
             Total stockholders' equity                                               19,280   17,698
- -----------------------------------------------------------------------------------------------------
                                                                                     $27,992   26,914
=====================================================================================================

          See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.

                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  Years ended December 31, 1995, 1994 and 1993

             (Dollar amounts in thousands, except per share amounts)

===============================================================================================
                                                                   1995       1994        1993
- -----------------------------------------------------------------------------------------------


Revenue                                                           $42,311     39,533     41,996
Cost of goods sold                                                 31,758     29,126     31,930
                                                                 ------------------------------

           Gross profit                                            10,553     10,407     10,066

Operating expenses:

    Selling, general and administrative expenses                    9,209      8,544      8,383
    Display court expenses                                            691        612        429
                                                                 ------------------------------

           Total operating expenses                                 9,900      9,156      8,812
                                                                 ------------------------------

           Operating income                                           653      1,251      1,254

Other income (expense):

    Equity in earnings of affiliate                                 1,022        -          -
    Rental income                                                     326        187        201
    Interest income                                                   383        119        132
    Interest expense                                                 (223)      (204)      (222)
    Other, net                                                          5         62          4
                                                                 ------------------------------

           Other income, net                                        1,513        164        115
                                                                 ------------------------------

           Earnings before income tax expense and
               cumulative effect of accounting change               2,166      1,415      1,369

Income tax expense                                                    829        398        504
                                                                 ------------------------------

           Earnings before cumulative effect of
               accounting change                                    1,337      1,017        865

Cumulative effect of change in accounting for income taxes            -          -         (157)
                                                                 ------------------------------

           Net earnings                                          $  1,337      1,017        708
                                                                 ==============================

Earnings (loss) per common share:
    Before cumulative effect of accounting change                  .33           .25        .21
    Cumulative effect of accounting change                           -             -       (.04)
- -----------------------------------------------------------------------------------------------
           Net earnings per common share                        $  .33           .25        .17
===============================================================================================





See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1995, 1994 and 1993

              (Dollar amounts in thousands, except share amounts)

======================================================================================================
                                        Number                     Additional    Cumulative
                                        of shares          Common     paid-in    translation  Retained
                                       outstanding          stock     capital    adjustment   earnings
- ------------------------------------------------------------------------------------------------------
Balances at December 31, 1992            3,622,874         $   36      13,141        (261)    3,506
   Stock options exercised                  35,200              -          70           -         -
   10% stock dividend including $1
     for fractional shares; issued
     May 12, 1993 at fair market value     362,900              4       2,537           -    (2,541)
   Current year translation adjustment           -              -           -        (230)        -
   Net earnings 1993                             -              -           -           -       708
                                         -------------------------------------------------------------
Balances at December 31, 1993            4,020,974             40      15,748        (491)    1,673
   Stock options exercised and shares
    issued through the Employee Stock
    Purchase Plan                            9,899              -          30           -         -
   Current year translation adjustment           -              -           -        (319)        -
   Net earnings 1994                             -              -           -           -     1,017
                                         -------------------------------------------------------------
Balances at December 31, 1994            4,030,873             40      15,778        (810)    2,690
   Stock options exercised and shares
    issued through the Employee Stock
    Purchase Plan                           24,266              1          57           -         -
   Issuance of restricted stock              5,000              -          21           -         -
   Current year translation adjustment           -              -           -         166         -
   Net earnings 1995                             -              -           -           -     1,337
- ------------------------------------------------------------------------------------------------------
Balances at December 31, 1995            4,060,139         $   41      15,856        (644)    4,027
======================================================================================================

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1994 and 1993

                          (Dollar amounts in thousands)

===================================================================================================
       Increase (Decrease) in Cash and Cash Equivalents             1995       1994         1993
- ---------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Cash received from customers                                  $ 41,895      39,887     41,896
    Cash paid to suppliers and employees                           (40,589)    (37,109)   (39,568)
    Distribution of earnings from affiliate                          1,022         -          -
    Interest received                                                  378          99        115
    Interest paid                                                     (229)       (206)      (223)
    Income taxes paid                                                 (630)       (600)      (373)
    Cash paid for litigation settlement, including related
       legal fees                                                     (186)       (107)      (389)
                                                                 --------------------------------

             Net cash provided by operating activities               1,661       1,964      1,458

Cash flows from investing activities:
    Purchase of short-term investments                              (4,218)       (574)    (2,376)
    Liquidation of short-term investments                            2,982       1,774      1,897
    Cash received for repayment of notes (not related to the
       sale of homes)                                                  356         216        106
    Cash received from sale of property, equipment and
       furniture and fixtures                                            2         219          5
    Additions to property, plant and equipment                      (1,557)       (822)      (638)
    Disbursements for loans (not related to the sale of homes)        (258)       (271)      (192)
    Additions to other assets                                         (244)       (191)      (348)
    Investment in affiliate                                           (365)       (346)       -
    Return of investment in affiliate                                  666         -          -
                                                                   ------------------------------

             Net cash provided by (used in) investing               (2,636)          5     (1,546)
                 activities

Cash flows from financing activities:
    Proceeds from exercise of stock options and stock
       purchased through the Employee Stock Purchase Plan               58          30         70
    Cash paid in lieu of fractional shares for stock dividends
       and stock split                                                  -           -          (1)
    Repayment of long-term debt                                        (53)        (53)       (81)
    Retirement of long-term debt                                      (604)        (98)       (79)
    Additions to long-term debt                                        -            36        -
                                                                   ------------------------------
             Net cash used in financing activities                    (599)        (85)       (91)

Effect of exchange rates on cash and cash equivalents                   16         (27)       (32)
                                                                   ------------------------------

             Net increase (decrease) in cash and cash               (1,558)      1,857       (211)
                 equivalents

Cash and cash equivalents at beginning of year                       3,219       1,362      1,573
- ---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $  1,661       3,219      1,362
===================================================================================================

                                                                                      (Continued)


See accompanying notes to consolidated financial statements.

                         (Dollar amounts in thousands)

=================================================================================================
                                                                    1995         1994        1993
- -------------------------------------------------------------------------------------------------

Reconciliation of net earnings to net cash provided by operating activities:
       Net earnings                                                 $1,337       1,017        708
                                                                   ------------------------------
       Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization of plant and
               equipment                                               798         785        824
            Amortization of other assets                               196          65         18
            Amortization of display homes                              245         199        123
            Gain on disposal of property, equipment and
               furniture and fixtures                                   (1)        (65)        (4)
            Undistributed loss of affiliate                            -             6        -
            Deferred income tax expense                                (55)         76        113
            Compensation expense related to restricted stock            21         -          -
            Change in asset and liabilities:
               (Increase) decrease in net receivables                 (188)       (474)        25
               Increase in inventories                                (196)       (524)      (322)
               (Increase) decrease in prepaid expenses                (527)       (348)       361
               Increase (decrease) in current liabilities
                 other than current portion of long-term debt          182       1,171       (359)
            Notes receivable decrease (increase) related to
               operating activities                                   (157)         56        (29)
            Decrease in other assets related to operating
               activities                                                6          -           -
                                                                   ------------------------------
             Total adjustments                                         324         947        750
- -------------------------------------------------------------------------------------------------
             Net cash provided by operating activities              $1,661       1,964      1,458
=================================================================================================

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

             (Dollar amounts in thousands, except per share amounts)
===============================================================================

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  DESCRIPTION OF BUSINESS

        Lindal Cedar Homes, Inc. (Company) sells high quality, custom cedar home packages to customers, domestically and internationally, through its network of approximately 175 independent dealers. The Company generally requires cash deposits upon placement of order and final payment upon shipment of the home package.

    (B)  PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its Canadian and domestic wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (C)  USE OF ESTIMATES

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (D)  INVESTMENT IN AFFILIATE

        In 1994, the Company acquired a 50% interest in a corporate joint venture (JV) which is accounted for in accordance with the equity method. The remaining 50% interest is held by an unaffiliated company. Any contributions to the JV, which were made for working capital requirements, and asset or equity distributions from the JV are made in accordance with the respective ownership interests. The JV was formed to harvest timber in British Columbia, Canada. The harvesting of the timber began in the fourth quarter of 1994. The sale of the harvested logs was essentially completed in the second quarter of 1995.

    (E)  FOREIGN EXCHANGE

        Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, stockholders' equity at historical rates, and revenue and expenses at weighted-average rates during the year. The resulting translation adjustment is reported as a component of stockholders' equity.

    (F)  CASH EQUIVALENTS

        For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
===============================================================================

    (G)  SHORT-TERM INVESTMENTS

        Short-term investments consist of securities maturing within one year, and are classified as available-for-sale. Accordingly, these investments are carried at fair value, and the Company records any unrealized holding gains and losses, net of income taxes, as a separate component of stockholders' equity.

    (H)  INVENTORIES

        Inventories are stated at the lower of cost (principally first-in, first-out) or market (net realizable value).

        The Company has erected display homes in various metropolitan and recreational areas for display to the public and has adopted the policy of charging 20% of the original cost (net of estimated residual value) of such homes against income annually. It is also the Company's policy to offer for sale and to sell the display homes at prices below normal retail, but generally approximating recorded valuations plus a normal gross profit; therefore, the display homes are included in inventories at the lower of amortized cost or net realizable value. At the time of sale, any remaining unamortized amounts are charged to cost of goods sold.

        A summary of inventories at December 31 follows:



                                       1995   1994
                                      -------------
                     Raw materials    $2,838  2,634
                     Work-in-process   1,581  1,389
                     Finished goods    2,938  2,886
                     Display homes     1,169  1,579
                                      -------------
                                      $8,526  8,488
                                      =============

    (I)  FINANCIAL INSTRUMENTS

        The fair value of the Company's financial instruments approximates their recorded value.

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Futures and option contracts are used to manage well-defined commodity price risks on noncedar lumber used in home packages.

        Deferred gains or losses under futures and option contracts are included on a net basis in the carrying amounts of inventories in the consolidated balance sheet.


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
===============================================================================

        At December 31, 1995, the Company had 18 futures contracts with broker-dealers of approximately $516 maturing through September 1996 with a net deferred gain of $1. The Company is exposed to, but does not anticipate, credit loss in the event of nonperformance by the other parties to the contracts. The Company does not obtain or provide collateral or other security to support the contracts.

    (J)  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases, if shorter than their estimated useful lives. Improvements and additions are capitalized; maintenance and repairs are charged to expense.

        The estimated useful lives for buildings and leasehold improvements range from 3 to 30 years; and for equipment, furniture and fixtures 3 to 10 years.

    (K)  INCOME TAXES

        Effective January 1, 1993, the Company adopted Statement of Accounting Standards No. 109, Accounting for Income Taxes, (Statement 109) and reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of earnings for 1993. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        No provision has been made for U.S. Federal income taxes on the undistributed earnings of the Company's foreign subsidiaries as it is management's intention to reinvest such earnings indefinitely or to distribute them in a manner which will not generate significant additional taxes. At December 31, 1995, the Company's cumulative undistributed earnings of the subsidiaries for which Federal income taxes have not been provided was $689.

    (L)  EARNINGS PER COMMON SHARE

        Earnings per common share are computed based on the weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
===============================================================================

        There was no difference between primary and fully diluted earnings per share for all periods presented. The number of shares used to compute primary and fully diluted earnings per share was 4,085,420 and 4,094,005 for 1995; 4,056,477 and 4,057,688 for 1994; and 4,085,383 and 4,095,491
        for 1993.

        The Company issued a 10% stock dividend on May 12, 1993. All necessary adjustments to earnings per share calculations have been made for the periods presented.

    (M)  ADVERTISING

        The Company expenses advertising costs when the related advertising first takes place. The Company recognized advertising expense of $1,480 in 1995, $1,449 in 1994 and $1,309 in 1993.

    (N)  NEW ACCOUNTING STANDARDS

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121) which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used. This standard also applies to long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company must adopt SFAS 121 in 1996. Management believes adoption of SFAS 121 will not impact the Company's financial position and results of operations.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) which addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic-value-based method of accounting for stock-based compensation arrangements. The statement requires pro forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to follow current practices in accounting for such arrangements under APB Opinion 25. The Company must adopt SFAS 123 for the year ending December 31, 1996. Management will continue to record stock-based compensation using the current APB Opinion 25 intrinsic-value-based method and, therefore, believes adoption of SFAS 123 will not impact the Company's financial position and results of operations.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
================================================================================

(2)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at December 31 consists of the following:

                                                 1995     1994
                                                ---------------
Buildings and leasehold improvements            $ 7,634   7,445
Equipment                                         4,618   4,192
Furniture and fixtures                            3,079   2,383
                                                ---------------
                                                 15,331  14,020

Less accumulated depreciation and amortization    8,856   8,135
                                                ---------------
                                                  6,475   5,885
Land                                              4,025   3,794
                                                ---------------
        Net property, plant and equipment       $10,500   9,679
                                                ===============

(3)  LONG-TERM DEBT

    Long-term debt at December 31 consists of the following:


                                                     1995   1994
                                                    -------------
First mortgage note payable, due in monthly
  installments of $13, including interest at
  9.5%; final payment due 2009                      $1,230  1,272
First mortgage note payable, due in monthly
  installments of $7, including interest at
  11%; final payment was due 2010                        -    616
Other                                                   34     35
                                                    -------------
    Total long-term debt                             1,264  1,923
Less current installments                               48     59
                                                    -------------
    Long-term debt, excluding current installments  $1,216  1,864
                                                    =============

    At December 31, 1995, certain properties, having an aggregate net book value of approximately $3,511, are pledged as collateral on the above long-term debt.

                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
================================================================================

    Long-term debt matures as follows:



                                       There-
         1996  1997  1998  1999  2000  after
       --------------------------------------
       $   48    52    58    63    69     974
       ======================================

    At December 31, 1995, the Company had $2,900 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate. A $2,500 line of credit expires in April 1996 with the remaining line of credit expiring in July 1996.

(4)  STOCKHOLDERS' EQUITY

    (A)  EMPLOYEE STOCK OPTION PLANS

        The Company has provided for the granting of stock options to key employees under two plans: the 1984 Incentive Stock Option Plan (the 1984 Plan) and the 1988 Combined Incentive Stock Option and Non-Qualified Stock Option Plan (the 1988 Plan). Both plans are administered by the Stock Option Committee of the Board of Directors (Committee).

        Under the terms of the 1984 Plan, options to purchase shares of the Company's common stock were granted at a price equal to the fair market value of the stock at the date of grant. The 1984 Plan expired on December 21, 1994 and no future options will be granted under this plan.

        There are 466,971 shares of common stock authorized for grants under the terms of the 1988 Plan. Options granted under this plan may be designated as incentive or nonqualified at the discretion of the Committee. The exercise price of the options granted under this plan is set at the time of grant, but may not be less than the fair market value of the Company's stock at the date of grant. This plan will expire on May 26, 1998.

        Generally, options under both plans vest and may be exercised over either a five-year period in cumulative increments of 20% each year beginning one year from the date of grant, or as determined at the discretion of the Committee.

        Options granted, other than incentive options to 10% stockholders, expire ten years from the date of grant. Incentive options to 10% stockholders expire five years from the date of grant.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
===============================================================================

        The following is a summary of stock option activity under both plans:


                                                         Outstanding options
                                                 -----------------------------------
                                                 Number of shares
                                      Shares     ----------------
                                     available             Non-
                                     for grant  Qualified qualified  Price per share
                                    ------------------------------------------------
Balances at December 31, 1992        154,815    259,202         -        $.92-5.38
Amendment to 1988 Plan               165,000          -         -                -
Options granted                      (46,000)    21,000    25,000             5.38
Options exercised                          -    (35,200)        -         .92-4.36
Options relinquished                   8,113     (8,113)        -        3.16-4.89
10% stock dividend - May 12, 1993     15,846     25,152         -                -
                                    ----------------------------------------------
Balances at December 31, 1993        297,774    262,041    25,000         .92-5.38
Options granted                      (99,500)    49,500    50,000        3.50-5.00
Options exercised                          -     (2,274)        -        2.94-3.91
Options relinquished                  43,272    (43,272)        -        3.16-4.88
Expired due to termination of plan       (21)         -         -                -
                                    ----------------------------------------------
Balances at December 31, 1994        241,525    265,995    75,000         .92-5.38
Options exercised                          -    (16,033)        -         .92-3.91
Options relinquished                     894     (1,894)        -        4.36-5.38
                                    ----------------------------------------------
Balances at December 31, 1995        242,419    248,068    75,000       $2.16-5.38
                                    ==============================================

        At December 31, 1995, options to purchase 259,370 shares were exercisable at an average exercise price of $4.12 per share.

    (B)  DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

        In 1993, 110,000 shares of common stock were reserved for issuance to nonemployee directors of the Company and distributors who serve on the Top Distributor Advisory Council (Council). In 1995, the shareholders approved an amendment to the Plan which, among other things, increased the number of shares reserved for issuance under the Directors and Distributors Stock Option Plan (Plan) from 110,000 shares to 210,000 shares.

                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)
===============================================================================

        For the years 1993 and 1994, nonemployee directors were granted options to purchase one share of common stock for each $1 of net after-tax earnings of the Company. For 1993, the exercise price was the market price of the Company's stock on April 1, 1993. For 1994, the exercise price was the market price of the Company's stock on the first business day of the year.

        The 1995 amendment to the Plan also changed the formula used to grant options to nonemployee directors. Pursuant to this amendment, nonemployee directors, when first elected to the Board by the shareholders, would receive an initial grant of options to purchase 10,000 shares of the Company's common stock. The nonemployee directors in office when this amendment was approved were granted, effective the day the amendment was approved, options to purchase 10,000 shares of the Company's common stock. This amendment further provided that options to purchase 5,000 shares of the Company's common stock would be granted to nonemployee directors each October 1, commencing in 1995. The exercise price of all options granted was and shall be the fair market value on the date of grant.

        The options granted to directors who are not a Lindal distributor vest and are exercisable six months after the grant. Options granted to a director who is a Lindal distributor for the year of 1993 vested and were exercisable six months after the grant. For the year 1994 and for future grants of options to directors who are a Lindal distributor, options vest and become exercisable as described below.

        Beginning on April 1, 1993, and February 1 of each subsequent year, each distributor who serves on the Council is granted options to purchase 100 shares of common stock for each year of service on the Council. The options vest and are exercisable over a four-year period beginning with 20% after six months and in annual cumulative increments of 20% beginning from the date of grant. The exercise price of each option is the fair market value on the grant date.

        Options granted to nonemployee directors who are not Lindal distributors expire at the earliest of 10 years from the date of grant, 90 days after the option holder ceases to be a director for any reason other than death or one year after death. Options granted to nonemployee directors who are Lindal distributors expire at the earliest of 10 years from the date of grant, 90 days after the option holder ceases to be a distributor for any reason other than death or one year after death.





                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
===============================================================================

       The following is a summary of stock option activity under the plan:


                                              Outstanding options
                                              -------------------
                                   Shares      Non-
                                   available   employee    Distri-     Price per
                                   for grant   directors   butors        share
                                   ---------------------------------------------
Balances at December 31, 1992              -           -        -     $   -
Initially authorized                 100,000           -        -         -
Options granted                       (7,032)      2,832    4,200        6.36
10% stock dividend - May 12, 1993      9,580           -      420           -
                                   ---------------------------------------------
Balances at December 31, 1993        102,548       2,832    4,620        6.36
Options granted                      (11,102)      6,102    5,000      5.00-6.00
Options relinquished                     110           -     (110)         -
                                   ---------------------------------------------
Balance at December 31, 1994          91,556       8,934    9,510      5.00-6.36
Increase in authorized shares        100,000           -       -           -
Options granted                      (79,400)     75,000    4,400      3.50-4.25
Options relinquished                   1,725      (1,725)      -       6.00-6.36
                                   ---------------------------------------------
Balance at December 31, 1995         113,881      82,209   13,910     $3.50-6.36
                                   =============================================

        At December 31, 1995, options to purchase 54,185 shares were exercisable at an average exercise price of $4.21 per share.

    (C)  EMPLOYEE STOCK PURCHASE PLAN

        The Company's 1993 Employee Stock Purchase Plan provides for 110,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to participating employees of the Company. The purchase rights commenced on October 1, 1993, and are exercisable annually on October 1 of each year at a price equal to the lesser of 85% of the fair market value of the Company's stock at the beginning or end of the annual period. In 1995 and 1994, 8,233 and 7,625 shares, respectively, were issued under the plan. No shares were issued under the plan in 1993.

    (D)  OTHER GRANTS OF OPTIONS

        On June 30, 1995, the Executive Committee of the Board of Directors granted options to purchase 10,000 shares to Robert McLennaghan for consulting services performed for the Company. The per share exercise price of the options was the fair market value on the date of grant, $3.75. The options were immediately exercisable and expire at the earlier of 10 years from the date of grant or one year after death.



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
===============================================================================

        Mr. McLennaghan is the husband of Bonnie McLennaghan, who is the daughter of Sir Walter Lindal.

    (E)  ISSUANCE OF RESTRICTED STOCK

        Pursuant to a revised compensation program for nonemployee directors, a total of 5,000 common shares of the Company's common stock was granted, in December 1995, to the nonemployee directors at the fair market value at the date of issuance. As the stock issued has not been registered, all certificates bear the appropriate restrictive legend. A charge of $21 was recorded as compensation in 1995.

    All necessary adjustments have been made for stock dividends issued.

(5)  INCOME TAXES

    As discussed in note 1(k), the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $157 was determined as of January 1, 1993 and is reported separately in the consolidated statement of earnings for the year ended December 31, 1993.

    Total income tax expense (benefit) was allocated as follows:


                                      1995  1994  1993
                                    ------------------
                 Current:
                   U.S. Federal       $542   394   266
                   Canadian            339   (76)  274
                   State                 3     5     9
                                    ------------------
                                       884   323   549
                 Deferred:
                   U.S. Federal        (53)   79   (31)
                   Canadian             (2)   (4)  (14)
                                    ------------------
                                       (55)   75   (45)
                                    ------------------
                             Total    $829   398   504
                                    ==================

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
===============================================================================

    The income tax expense in the consolidated financial statements differs from the amount of income tax determined by applying the applicable U.S. Federal statutory income tax rate to pretax income as follows:


                                   1995     1994    1993
                                   --------------------
Statutory tax rate                   34%      34%    34%
Effect of Canadian taxes              3       (3)     5
Valuation of deferred tax assets      -       (4)     -
Other, net                            1        1     (2)
                                   --------------------
                                     38  %     28%   37%
                                   ====================

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                              1995  1994
                                                              ----------
Deferred tax assets:
  Receivables, due to the allowance for doubtful receivables  $ 64   68
  Uniform inventory capitalization for tax purposes             20   15
  Accrued expenses deductible in different years for tax        73   20
  Foreign tax credit carryforward                                -    6
                                                              ---------
    Total gross deferred tax assets                            157  109
  Less valuation allowance                                       -    6
                                                              ---------
    Net deferred tax assets                                    157  103
Deferred tax liabilities - property, plant and equipment,
  principally due to differences in basis of assets and
  depreciation                                                 104  107
                                                              ---------
    Net deferred tax asset (liability)                        $ 53   (4)
                                                              =========

    The valuation allowance at December 31, 1993 for deferred tax assets was $60.

    The Company's Canadian subsidiaries had earnings before income taxes of $805 and $579 in 1995 and 1993, respectively. In 1994, the Canadian subsidiaries had a loss before income taxes of $114.

                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
===============================================================================

(6)  LEASED ASSETS AND LEASE COMMITMENTS

    The Company controls certain properties under operating leases, some of which are subleased to dealers. In addition, the Company leases certain production facilities and equipment.

    A summary of rent expense under noncancelable operating leases follows:


                                       1995  1994  1993
                                       ----------------
Gross rent expense                     $427   412   387
   Less sublease rentals                  5    16    37
                                       ----------------
      Net rent expense                 $422   396   350
                                       ================

    Noncancelable long-term operating lease commitments are as follows:




   Years ending December 31      Aggregate minimum rentals
   -------------------------------------------------------
             1996                       $354
             1997                        278
             1998                         68
             1999                         38
             2000                         11
          Thereafter                       -
                                        ----
                                        $749
                                        ====

(7)  RETIREMENT PLANS

    (A)  SALARY SAVINGS PROFIT SHARING PLAN

        The Company's Salary Savings Profit Sharing Plan under Section 401(k) of the Internal Revenue Code covers substantially all full-time nonunion employees. Plan participants may contribute up to 15% of their annual salary to the plan with the Company making a matching contribution in the amount of 25% of such employee contributions. Plan administration costs and the Company's costs of matching employees' contributions to the plan totaled $78 in 1995, $65 in 1994 and $72 in 1993. The Company may also contribute to the plan such additional amounts as the Board of Directors may determine in its sole discretion. The Board of Directors decided that $31 and $29 accrued at December 31, 1994 and 1993 should be contributed in 1995 and 1994, respectively, to this plan on behalf of the employees.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
===============================================================================

    (B)  PENSION PLAN

        The Company contributes to various trusteed defined benefit pension plans under industry-wide agreements. These contributions are based on the hours worked by employees covered under collective bargaining agreements. Pension expense for these plans were $185 in 1995, $228 in 1994 and $177 in 1993. In 1994, a new collective bargaining agreement was negotiated for the woodworkers in the Province of British Columbia. The agreement required that employers make two "one time" contributions to the plan. One payment for $22 was made in November 1994. The second payment of $38 was made in June 1995.

(8)  RELATED PARTY TRANSACTIONS

    In 1995, 1994 and 1993, the Company made payments to a private company controlled by Sir Walter Lindal, and certain other members of the Lindal family who are officers and directors of the Company of $34 in each of the respective years as consideration for the use of various patents.

    Sales of homes to certain members of the Board of Directors who are also dealers totaled approximated $949 in 1995, $419 in 1994 and $1,128 in 1993.

    All sales were made under normal trade terms.

(9)  FOREIGN OPERATIONS

    The Company and its subsidiaries are primarily engaged in the manufacture and distribution of cedar homes. Company operations are conducted in the United States and in Canada.


                                         1995     1994    1993
                                        -----------------------
Revenue:

    United States:
      Sales to unaffiliated customers   $36,858  33,376  34,534
      Transfers to Canadian operations    1,957   1,874   2,924
                                        -----------------------
                                         38,815  35,250  37,458
   Canada:
     Sales to unaffiliated customers      5,453   6,157   7,462
     Transfers to U.S. operations         7,053   8,802   8,884
                                        -----------------------
                                         12,506  14,959  16,346
                                        -----------------------
                                         51,321  50,209  53,804
   Less interarea transfers               9,010  10,676  11,808
                                        -----------------------
                       Total            $42,311  39,533  41,996
                                        =======================

                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
===============================================================================

                                 1995     1994     1993
                              -------------------------
Operating income (loss):
   United States              $  1,134   1,420      732
   Canada                         (481)   (169)     522
                              -------------------------
                 Total        $    653   1,251    1,254
                              =========================
Identifiable assets:
    United States              22,423   20,933   18,656
    Canada                      5,569    5,981    6,488
                              -------------------------
                 Total        $27,992   26,914   25,144
                              =========================

    Interarea transfers are made at amounts which approximate fair market values.

(10) LITIGATION

    The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

                                                                     Schedule II

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1995, 1994 and 1993

                                 (In thousands)

=====================================================================================
      Column A               Column B          Column C          Column D    Column E
      --------               --------          --------          --------    --------
                                              Additions
                                              ---------
                                           (1)        (2)

                                         Charged    Charged
                            Balance at   to costs   to other                 Balance
                            beginning      and     accounts -                 at end
Description                  of year     expenses   describe    Deductions   of year
- ------------------------------------------------------------------------------------
1995
- ----

Allowance for
    doubtful                                                       (2)  (a)
    receivables               $203         111         -          112   (b)     204
                              ======================================================
1994
- ----

Allowance for
    doubtful                                                        3   (a)
    receivables              $249          (29)        -           14   (b)     203
                             =======================================================
1993
- ----
Allowance for
    doubtful                                                        3   (a)
    receivables              $327           26         -          101   (b)     249
=====================================================================================

(a)  Adjustments due to fluctuations in the Canadian dollar exchange rate.
(b)  Deductions represent the write-off of uncollectible accounts receivable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LINDAL CEDAR HOMES, INC.

March 27, 1996

                                                    /s/  Robert W. Lindal
                                                    ----------------------------
                                                    Robert W. Lindal, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     3/27/96     /s/  Sir Walter Lindal         Date 3/27/96      /s/  Robert W. Lindal
        ----------  ---------------------------         ----------   ---------------------------
                        Sir Walter Lindal                                  Robert W. Lindal
                      Director and Secretary                                   Director
                                                                             and Chairman
                                                                         (Principal Executive
                                                                               Officer)


Date                                              Date

         3/27/96     /s/  Douglas F. Lindal              3/27/96      /s/  Daniel B. Ward
        ----------  ---------------------------         ----------   ---------------------------
                        Douglas F. Lindal                                   Daniel B. Ward
                      Director and President                                   Director

Date     3/27/96     /s/  John F. Dacy           Date    3/27/96     /s/  Martin J. Lindal
        ----------  ---------------------------         ----------   ---------------------------
                           John F. Dacy                                    Martin J. Lindal
                      Vice President Finance                                 Director and
                          and Treasurer                                 Vice President MIS and
                     (Principal Financial and                             Communications and
                       Accounting Officer)                               Assistant Secretary





Date     3/27/96     /s/  Everett G. Martin       Date
        ----------  ---------------------------         ----------   ---------------------------
                        Everett G. Martin                                  Harry A. Pryde
                        Director and Vice                                     Director
                        President Midwest
                        and Eastern Canada
Date     3/27/96     /s/ Rick L. Stanley          Date   3/27/96      /s/  William M. Weisfield
        ----------  ---------------------------         ----------   ---------------------------
                          Rick L. Stanley                               William M. Weisfield
                              Director                                        Director
Date      3/27/96    /s/  Charles R. Widman
        ----------  ---------------------------
                         Charles R. Widman
                              Director

                            LINDAL CEDAR HOMES, INC.

                                  EXHIBIT INDEX

Exhibits are numbered in accordance with Item 601 of Regulation S-K.
================================================================================
Exhibit
numbers                       Description
- -------  ------------------------------------------------------
 (3.1)   Certificate of incorporation (a)

 (3.2)   Bylaws (a)

 (3.3)   1993 Amendment to the Certificate of Incorporation (d)
(10.1)   1984 Incentive Stock Option Plan (b)
(10.3)   1988 Combined Incentive Stock Option Plan and
         Non-Qualified Stock Option Plan (c)
(10.4)   Directors and Distributors Stock Option Plan (d)
(10.5)   1993 Employee Stock Purchase Plan (d)
(10.6)   Amendment to the Directors' and Distributors' Stock
         Option Plan (e)
 (21)    Subsidiaries of the registrant

 (23)    Consent of Independent Certified Public Accountants


(a) Incorporated herein by reference from the registration on Form 8B of Lindal Cedar Homes, Inc., a Delaware corporation, dated March 14, 1987.

(b) Incorporated herein by reference from the Registrant's Form 10-K filed for the fiscal year ended December 31, 1986.

(c) Incorporated herein by reference from the Registrant's Form 10-K filed for the fiscal year ended December 31, 1989.

(d) Incorporated herein by reference from the Registrant's Form 10-K filed for the fiscal year ended December 31, 1993.

(e) Incorporated herein by reference from the Registrant's Proxy Statement dated April 27, 1994.

================================================================================
Copies of the above exhibits may be obtained from the Securities and Exchange Commission or the Registrant by request.