Form 10-Q
period 1996-03-31
LINDAL CEDAR HOMES INC /DE/
filed 1996-05-15
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

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


                                 (206) 725-0900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -------      -------

Common stock outstanding at May 7, 1996:  4,063,111 shares at $.01 par value.




                                     1 of 16

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES





                                      INDEX
================================================================================


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
Part I.            Financial Information

     Item 1.       Financial Statements
                        Consolidated Balance Sheets                                              4
                        Consolidated Statements of Operations                                    5
                        Consolidated Statements of Cash Flows                                    6
                        Notes to Consolidated Financial Statements                               8

     Item 2.       Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                   13


Part II.           Other Information

     Item 6(b)     Reports on Form 8-K                                                          15

     Signatures                                                                                 16

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES





                          PART I: FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               March 31, 1996, December 31, 1995 and April 2, 1995

             (Dollar amounts in thousands, except per share amounts)



- ------------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,       December 31,         April 2,
                                                                                   1996              1995               1995
- ------------------------------------------------------------------------------------------------------------------------------
                                            Assets                               (unaudited)                       (unaudited)

Current assets:
     Cash and cash equivalents                                                   $   599             1,661                616
     Short-term investments                                                        1,084             1,714                279
     Receivables:
        Trade                                                                      2,278             2,342              2,306
        Current installments of long-term notes receivable                            93               106                 67
        Refundable income taxes                                                      319                 -                661
                                                                                 --------------------------------------------
                                                                                   2,690             2,448              3,034
        Less allowance for doubtful receivables                                      244               204                208
                                                                                 --------------------------------------------
                      Net receivables                                              2,446             2,244              2,826
     Inventories                                                                   9,808             8,526              9,389
     Prepaid expenses                                                              2,122             1,930              1,487
     Deferred income taxes                                                           141               157                 78
                                                                                 --------------------------------------------
                      Total current assets                                        16,200            16,232             14,675
Long-term notes receivable, excluding current installments                           647               517                608
Investment in affiliate                                                               48                45                702
Property, plant and equipment, at cost, less accumulated depreciation and
     amortization                                                                 10,669            10,500              9,807
Other assets, at cost, less accumulated amortization                                 659               698                598
                                                                                 --------------------------------------------
                                                                                 $28,223            27,992             26,390
                                                                                 ============================================

                           Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                                           49                48                 61
     Accounts payable - trade                                                      1,779             1,492              1,706
     Accrued salaries and wages                                                      162               617                145
     Other accrued expenses                                                          842               682                692
     Income taxes payable                                                              -               188                  -
     Customer deposits                                                             5,748             4,365              4,777
                                                                                 --------------------------------------------
                      Total current liabilities                                    8,580             7,392              7,381
Long-term debt, excluding current installments                                     1,203             1,216              1,848
Deferred income taxes                                                                103               104                100
Stockholders' equity:
     Common stock of $.01 par value. Authorized 10,000,000 shares; issued and outstanding 4,061,671 shares at March 31, 1996, 4,060,139 shares
        at December 31, 1995 and 4,039,522 shares at April 2, 1995                    41                41                 40
     Additional paid-in capital                                                   15,862            15,856             15,797
     Cumulative translation adjustment                                              (702)             (644)              (816)
     Retained earnings                                                             3,136             4,027              2,040
                                                                                 --------------------------------------------
                      Total stockholders' equity                                  18,337            19,280             17,061
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                 $28,223            27,992             26,390
=============================================================================================================================


See accompanying notes to financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the quarters ended March 31, 1996 and April 2, 1995

             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


- -------------------------------------------------------------------------------
                                                      March 31,         April 2,
                                                        1996             1995
- -------------------------------------------------------------------------------

Revenue                                               $ 6,587             6,630
Cost of goods sold                                      5,645             5,775
                                                      -------------------------
              Gross profit                                942               855

Operating expenses:
     Selling, general and administrative expenses       2,289             2,186
     Display court expenses                               150               177
                                                      -------------------------
              Total operating expenses                  2,439             2,363
                                                      -------------------------
              Operating loss                           (1,497)           (1,508)

Other income (expense):
     Equity in earnings of affiliate                      -                 505
     Rental income                                         62                64
     Interest income                                       78                34
     Interest expense                                     (31)              (48)
                                                      -------------------------
              Other income, net                           109               555
                                                      -------------------------
              Loss before income tax benefit           (1,388)             (953)

Income tax benefit                                        497               303
                                                      =========================
              Net loss                                $  (891)             (650)
                                                      =========================

Net loss per common share                             $  (.22)             (.16)
===============================================================================






See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the quarters ended March 31, 1996 and April 2, 1995

                                 (In thousands)

                                   (Unaudited)


- -----------------------------------------------------------------------------------------------------------
                                                                                  March 31,        April 2,
                    Increase (Decrease) in Cash and Cash Equivalents                 1996            1995
- -----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Cash received from customers                                                 $ 7,770             7,193
     Cash paid to suppliers and employees                                          (9,010)           (9,467)
     Interest received                                                                 59                30
     Interest paid                                                                    (32)              (48)
     Income taxes paid                                                                  3               (74)
     Cash paid for litigation settlement, including related legal fees                (49)              (23)
                                                                                  -------------------------
                         Net cash used in operating activities                     (1,259)           (2,389)

Cash flows from investing activities:

     Purchase of short-term investments                                              (629)              -
     Liquidation of short-term investments                                          1,258               196
     Cash received for repayment of notes (not related to the sale of
     homes)                                                                            12               -
     Cash received from sale of furniture and fixtures                                  7               -
     Additions to property, plant and equipment                                      (413)             (313)
     Disbursements for loans (not related to the sale of homes)                       -                 (40)
     Additions to other assets                                                         (3)              -
     Investment in affiliate                                                          -                 (65)
                                                                                  -------------------------
                         Net cash provided by (used in) investing activities          232              (222)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                            1                19
     Repayment of long-term debt                                                      (11)              (13)
                                                                                  -------------------------
                         Net cash provided by (used in) financing activities          (10)                6

Effect of exchange rates on cash and cash equivalents                                 (25)                2
                                                                                  -------------------------

                         Net decrease in cash and cash equivalents                 (1,062)           (2,603)

Cash and cash equivalents at beginning of period                                    1,661             3,219
                                                                                  -------------------------
Cash and cash equivalents at end of period                                        $   599               616
                                                                                  =========================
                                                                                                 (Continued)



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                 (In thousands)

                                   (Unaudited)

- --------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,         April 2,
                                                                                            1996               1995
- --------------------------------------------------------------------------------------------------------------------

Reconciliation of net loss to net cash used in operating activities:
        Net loss                                                                          $  (891)             (650)
        Adjustments to reconcile net earnings to net cash used in operating activities:
               Depreciation and amortization of plant and equipment                           224               185
               Amortization of other assets                                                    42                52
               Amortization of display homes                                                   58                65
               Undistributed net earnings of affiliate                                        -                (297)
               Gain on disposal of furniture and fixtures                                      (1)              -
               Deferred income tax expense                                                     15                18
               Compensation expense related to restricted stock                                 4               -
               Change in certain assets and liabilities:
                  Increase in net receivables                                                (223)             (862)
                  Increase in inventories                                                  (1,349)             (970)
                  Increase in prepaid expenses                                               (192)              (73)
                  Increase in current liabilities other than current portion of
                     long-term debt                                                         1,184               131
               Notes receivable (increase) decrease related to operating
                  activities                                                                 (130)               12
                                                                                          -------------------------
                         Total adjustments                                                   (368)           (1,739)
- -------------------------------------------------------------------------------------------------------------------
                         Net cash used in operating activities                            $(1,259)           (2,389)
===================================================================================================================





See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 1996, December 31, 1995 and April 2, 1995

             (Dollar amounts in thousands, except per share amounts)

================================================================================

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except as noted below, and include all recurring adjustments that are considered necessary by management to fairly state the results of the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and certain disclosures. Actual results could differ from those estimates. These consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Due to the seasonality of the Company's business, the accompanying consolidated financial statements may not necessarily be indicative of the results to be obtained for the full year. This report should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995.

(2)    LOSS PER COMMON SHARE

       Loss per common share for 1996 and 1995 are computed based on the weighted average number of shares outstanding. The impact of common share equivalents have been excluded from the computation since their effect would be antidilutive. The number of shares used to compute loss per share was 4,060,955 for 1996 and 4,033,766 for 1995.

(3)    INVENTORIES

       A summary of inventories follows (in thousands):

                                         March 31,      December 31,    April 2,
                                           1996            1995           1995
                                        ---------------------------------------
                Raw materials             $3,438           2,838          2,826
                Work-in-process            2,096           1,581          1,595
                Finished goods             3,177           2,938          3,518
                Display homes              1,097           1,169          1,450
                                          =====================================
                                          $9,808           8,526          9,389
                                          =====================================

(4)    INVESTMENT IN AFFILIATE

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             (Dollar amounts in thousands, except per share amounts)

================================================================================

(5)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of the following (in thousands):

                                                           March 31,   December 31,   April 2,
                                                             1996         1995          1995
                                                           ----------------------------------
       Building and leasehold improvements                 $ 7,880        7,634         7,452
       Equipment                                             4,644        4,618         4,364
       Furniture and fixtures                                3,173        3,079         2,467
                                                           ----------------------------------
                                                            15,697       15,331        14,283
       Less accumulated depreciation and amortization        9,052        8,856         8,270
                                                           ----------------------------------
                                                             6,645        6,475         6,013
       Land                                                  4,024        4,025         3,794
                                                           ----------------------------------
                  Net property, plant and equipment        $10,669       10,500         9,807
                                                           ==================================

(6)    LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                                            March 31,       December 31,     April 2,
                                                                              1996              1995           1995
                                                                            ----------------------------------------
       Firstmortgage note payable, due in monthly
            installments of $13, including interest at 9.5%;
            final payment due 2009                                           $1,218             1,230          1,262
       First mortgage note payable, due in monthly
            installments of $7, including interest at 11%;
            final payment due 2010                                                -                 -            612
       Other                                                                     34                34             35
                                                                             ---------------------------------------
                  Total long-term debt                                        1,252             1,264          1,909
       Less current installments                                                 49                48             61
                                                                             ---------------------------------------

                  Long-term debt, excluding current installments             $1,203             1,216          1,848
                                                                             =======================================

       At December 31, 1995, certain properties, having an aggregate net book value of approximately $3,511, were pledged as collateral on the above long-term debt.

       At March 31, 1996, the Company had $2,867 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.

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

            At May 7, 1996, there were options outstanding under both plans to purchase 406,714 shares of common stock at per share prices ranging from $2.16 to $5.38. Of these 406,714 options, 302,235 were currently exercisable at an average exercise price of $4.16 per share. On March 27, 1996, options to purchase 96,000 shares of common stock were granted at a per share price of $4.25. Options to purchase 50,000 shares were nonqualified options. Options to purchase 46,000 shares were qualified. From January 1, 1996 to May 7, 1996, options to purchase 2,972 shares were exercised at a per share price of $2.16 and options to purchase 9,382 shares were relinquished.

       (B)  DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

            The Company has provided for the granting of stock options to nonemployee directors and distributors who serve on the Distributor Advisory Council (Council).

            Non-employee directors are granted options to purchase 10,000 shares of common stock when first elected to the Board of Directors. Additionally, each non-employee director in office each October 1 is granted options to purchase 5,000 shares of the Company's common stock. The exercise price of all options granted shall be the fair market value on the date of grant. No options have been granted to non-employee directors from January 1, 1996 through May 7, 1996.

            At May 7, 1996, there were options outstanding to non-employee directors to purchase 82,209 shares of common stock at per share prices ranging from $3.75 to $6.36. Of these 82,209 options, 69,599 were currently exercisable at per share prices ranging from $3.75 to $6.36. No options have been exercised from January 1, 1996 through May 7, 1996.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             (Dollar amounts in thousands, except per share amounts)

================================================================================


            All distributors who serve on the Council each February 1 are granted options to purchase 100 shares of common stock for each year of service on the Council. The exercise price of the options granted is the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. At May 7, 1996, there were options outstanding to purchase 16,010 shares of common stock at per share prices ranging from $3.50 to $6.36. Of these 16,010 options, 8,368 were currently exercisable at per share prices of $6.36, $5.00 and $3.50. From January 1, 1996 to May 7, 1996, options to purchase 2,100 shares were granted at a per share price of $4.25 No options have been exercised in 1996.

       (C)  ISSUANCE OF RESTRICTED STOCK

            Pursuant to the pre-employment negotiations, in January 1996, 1,000 shares of common stock were granted, at the fair market value at the date of issuance, to the person who became the manager of the Company's sunroom division. As the stock issued has not been registered, the certificate bears the appropriate restrictive legend. A charge of $4 was recorded as compensation in 1996.

(8)    INCOME TAXES

       Income tax expense (benefit) was allocated as follows (in thousands):

                                                Quarters ended
                                        -------------------------------
                                        March 31, 1996    April 2, 1995
                                        -------------------------------
              Current
                   U.S. Federal         $(382)                 (407)
                   Canadian              (128)                   87
                                        ---------------------------
                                         (510)                 (320)
              Deferred:
                   U.S. Federal            15                    19
                   Canadian                (2)                   (2)
                                        ---------------------------
                                           13                    17
                                        ---------------------------
                                        $(497)                 (303)
                                        ===========================

       The Company's consolidated Canadian subsidiary had a pretax loss of approximately $289 in the first three months of 1996 and $265, excluding the earnings of the affiliate, in the first three months of 1995.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             (Dollar amounts in thousands, except per share amounts)

================================================================================

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                              March 31,  December 31,   April 2,
                                                                                1996         1995        1995
                                                                              ---------------------------------
        Deferred tax assets:
             Receivables, due to the allowance for doubtful
                receivables                                                   $  75            64           72
             Uniform inventory capitalization for tax purposes                   20            20           15
             Accrued expenses, deductible in different years for tax             46            73           (9)
                                                                              --------------------------------
                          Total gross deferred tax assets                       141           157           78

        Deferred tax liabilities - property, plant and equipment,
             principally due to differences in basis of assets and
             depreciation                                                       103           104          100
                                                                              --------------------------------
                          Net deferred tax liabilities                        $  38            53          (22)
                                                                              ================================

(9)    OTHER FINANCIAL INFORMATION

       The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands of dollars):

                                1st Quarter     2nd Quarter     3rd Quarter    4th Quarter
                                ------------------------------------------------------------

                    1996
              Revenue              $6,587

                    1995
              Revenue               6,630          13,947         11,536          10,198

                    1994
              Revenue               7,076          11,521         10,979           9,957

                    1993
              Revenue               7,171          12,776         12,965           9,084

                    1992
              Revenue               5,565          12,478         11,738           8,802

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                  FIRST QUARTER

RESULTS OF OPERATIONS

Revenue decreased $43,000 (.6%) from 1995 to 1996.

Home and sunroom revenue increased $100,000 (2%) from $4.7 million in 1995 to $4.8 million in 1996. The number of home units shipped decreased 2% from 62 units in 1995 to 61 units in 1996. The average revenue per home unit shipped increased $4,100 (6%) from $67,600 in 1995 to $71,700 in 1996. Decreased dealer discounts on the homes that shipped and an increase in sales from Company-operated courts, upon which no dealer discounts are granted, were primarily responsible for the increase in the revenue per home unit shipped. Although the size and value of a home unit is a function of customer preference and may change somewhat from period to period, the Company expects that the revenue per home unit shipped may decline in 1996 due to the Access product. It is believed that the Access product, which sells for 25% to 30% less than the traditional Cedar Frame Home, will allow the Company broader market appeal for its custom homes.

Material and chip sales revenue decreased $240,000 (25%) from 1995 to 1996 due to the reduced production of the Company's sawmill in the first quarter of 1996.

The dollar value of home new orders increased 10% from 1995 to 1996. The number of new orders increased 4% from 1995 to 1996. The Access product represented 13% of the new orders in 1995 compared to 28% of the new orders in 1996. Entering the second quarter of 1996, the total backlog, stated in dollars, was 8% higher than it was entering the second quarter of 1995.

The gross profit percentage (gross profit/revenue) was 12.9% in 1995 compared to 14.3% in 1996. This increase from 1995 was due primarily to reduced material sales, which have significantly less margin than home sales, reduced dealer discounts and increased sales from Company-operated courts. These items are not expected to be factors in the second quarter of 1996.

Selling, general and administrative expenses increased $103,000 (5%) from 1995 to 1996 primarily due to salaries and related benefits, which increased $92,000 (9%). In April 1996, the Company reduced its number of employees. Due primarily to termination packages, the full impact of this reduction will not be realized until the third quarter of 1996.

Equity in earnings of affiliate, which were generated by a 50% owned joint venture, were $505,000 in 1995. This joint venture was formed to harvest and sell logs from the timber sale that was obtained in 1994. The sale of the harvested logs was essentially complete in the second quarter of 1995. Accordingly, there was no income from this venture in 1996.

LIQUIDITY

The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the lumber industry.

The Company pays its vendors within stated terms and takes advantage of discounts for early payment. Operations and customer deposits for home and sunroom orders are the Company's primary sources of cash. The Company does not foresee the need to increase its lines of credit in 1996.

As stated in the December 31, 1995 Form 10-K, the Company is beginning the process of consolidating its manufacturing and distribution operations. At this writing, the Company does not expect that significant funds will be expended for consolidation in 1996.

Cash and cash equivalents at March 31, 1996 decreased $1.1 million (64%) from December 31, 1995 due largely to seasonal factors. There was no significant variance from April 2, 1995 to March 31, 1996. Short-term investments at March 31, 1996 decreased $630,000 (37%) from December 31, 1995 due to seasonal factors, but increased $805,000 (289%) from April 2, 1995. At March 31, 1996, short-term investments were primarily composed of bankers' acceptances. Approximately 85% of the March 31, 1996 short-term investments mature at planned intervals before July 1, 1996. Cash and cash equivalents and short-term investments are traditionally at their lowest level in the first quarter of the year. Should the Company have a need to borrow for operating needs, it has available lines of credit totaling $2.9 million. The Company did not use the available lines of credit, at any time, in 1996 or 1995.

Inventories, accounts payable-trade and customer deposits increased $1.3 million (15%), $287,000 (19%) and $1.4 million (32%), respectively, from December 31, 1995 to March 31, 1996 due to seasonal factors. Prepaid expenses increased $635,000 (43%) from April 2, 1995 to March 31, 1996 primarily due to increased inventory of the current planbook.

Investment in affiliate decreased $654,000 (93%) from April 2, 1995 to March 31, 1996 due to payments from the affiliate.

Accrued salaries and wages decreased $455,000 (74%) from December 31, 1995 to March 31, 1996 due to profit sharing that was accrued at December 31, 1995 and was paid in March 1996.

Long-term debt decreased $645,000 (35%) from April 2, 1995 to March 31, 1996 primarily due to the September 1995 payoff of a mortgage that was due in 2010 with a rate of interest of 11%.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                           PART II: OTHER INFORMATION



ITEM 6(B) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the first quarter of 1996.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LINDAL CEDAR HOMES, INC.



                                     By:          /S/ Robert W. Lindal
                                          --------------------------------------
                                                    Robert W. Lindal
                                          Chairman and Chief Executive Officer



                                     By:            /S/ John F. Dacy
                                          --------------------------------------
                                                      John F. Dacy
                                           Vice President Finance & Treasurer
                                               (Chief Accounting Officer)

DATE:

May 15, 1996