Form 10-Q
period 1996-06-30
LINDAL CEDAR HOMES INC /DE/
filed 1996-08-14
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period June 30, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from               to
                                           -------------    ---------------
Commission File Number 0-6087

                            LINDAL CEDAR HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              91-0508250
- -------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                4300 South 104th Place, Seattle, Washington 98178
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (206) 725-0900
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

Common stock outstanding at August 5, 1996: 4,073,982 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                                      INDEX
- --------------------------------------------------------------------------------

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

                      -------------------------------------


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                June 30, 1996, December 31, 1995 and July 2, 1995

             (Dollar amounts in thousands, except per share amounts)



- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                    June 30,       December 31,      July 2,
                                                                                      1996             1995           1995
- ---------------------------------------------------------------------------------------------------------------------------------
                                 Assets                                           (unaudited))                     (unaudited)

Current assets:
     Cash and cash equivalents                                                      $  2,012           1,661           2,470
     Short-term investments                                                            2,848           1,714           1,606
     Receivables:
        Trade                                                                          2,872           2,342           2,474
        Current installments of long-term notes receivable                                78             106              87
                                                                               ---------------------------------------------
                                                                                       2,950           2,448           2,561
        Less allowance for doubtful receivables                                          306             204             208
                                                                               ---------------------------------------------
                      Net receivables                                                  2,644           2,244           2,353
     Inventories                                                                      10,521           8,526           9,954
     Prepaid expenses                                                                  1,907           1,930           2,255
     Deferred income taxes                                                               127             157             109
                                                                               ---------------------------------------------
                      Total current assets                                            20,059          16,232          18,747
Long-term notes receivable, excluding current installments                               670             517             690
Investment in affiliate                                                                   47              45            --
Property, plant and equipment, at cost, less accumulated depreciation and
     amortization                                                                     10,718          10,500          10,074
Other assets, at cost, less accumulated amortization                                     618             698             548
                                                                               =============================================
                                                                                    $ 32,112          27,992          30,059
                                                                               =============================================
                     Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of long-term debt                                               50              48              62
     Accounts payable - trade                                                          2,764           1,492           3,441
     Accrued salaries and wages                                                          393             617             431
     Other accrued expenses                                                              817             682             590
     Income taxes payable                                                                387             188             455
     Customer deposits                                                                 6,642           4,365           4,552
                                                                               ---------------------------------------------
                      Total current liabilities                                       11,053           7,392           9,531
Long-term debt, excluding current installments                                         1,190           1,216           1,832
Deferred income taxes                                                                    118             104              90
Stockholders' equity:
     Common stock of $.01 par value. Authorized 10,000,000 shares; issued and outstanding 4,073,982 shares at June 30, 1996, 4,060,139 shares at
         December 31, 1995 and 4,041,912 shares at July 2, 1995                          41              41              40
     Additional paid-in capital                                                       15,888          15,856          15,799
     Cumulative translation adjustment                                                  (696)           (644)           (702)
     Retained earnings                                                                 4,518           4,027           3,469
                                                                               ---------------------------------------------
                      Total stockholders' equity                                      19,751          19,280          18,606
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                    $ 32,112          27,992          30,059
============================================================================================================================


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.

                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

              For the periods ended June 30, 1996 and July 2, 1995

             (Dollar amounts in thousands, except per share amounts)

                                   (unaudited)

- ---------------------------------------------------------------------------------------------------------------
                                                             Six Months Ended               Quarters Ended
                                                       -------------------------        -----------------------
                                                        June 30,         July 2,        June 30,         July 2,
                                                          1996            1995            1996            1995
- ---------------------------------------------------------------------------------------------------------------
Revenue                                                $20,760          20,577          14,173          13,947
Cost of goods sold                                      15,389          15,411           9,744           9,636
                                                       -------------------------------------------------------

             Gross profit                                5,371           5,166           4,429           4,311

Operating expenses:
     Selling, general and administrative expense         4,514           4,516           2,225           2,330
     Display court expenses                                317             352             167             175
                                                       -------------------------------------------------------

             Total operating expenses                    4,831           4,868           2,392           2,505
                                                       -------------------------------------------------------

             Operating income                              540             298           2,037           1,806

Other income (expense):
     Equity in earnings of affiliate                       -               891             -               386
     Rental income                                         157             145              95              81
     Interest income                                       132             112              54              78
     Interest expense                                      (67)            (96)            (36)            (48)
                                                       -------------------------------------------------------
             Other income, net                             222           1,052             113             497
                                                       -------------------------------------------------------

             Earnings before income tax expense            762           1,350           2,150           2,303
Income tax expense                                         270             571             767             874
                                                       -------------------------------------------------------

             Net earnings                              $   492             779           1,383           1,429
                                                       =======================================================

Net earnings per common share                          $   .12             .19             .34             .35
==============================================================================================================




See accompanying notes to financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the quarters ended June 30, 1996 and July 2, 1995

                                 (In thousands)

                                   (unaudited)

- -----------------------------------------------------------------------------------------------------------

                                                                                   June 30,         July 2,
Increase (Decrease) in Cash and Cash Equivalents                                     1996             1995
- -----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Cash received from customers                                                  $ 22,383          20,928
     Cash paid to suppliers and employees                                           (20,117)        (20,730)
     Interest received                                                                  111             103
     Interest paid                                                                      (69)            (96)
     Income taxes paid                                                                  (28)            371
     Cash paid for litigation settlement, including associated legal fees               (90)            (94)
                                                                                ---------------------------

                      Net cash provided by operating activities                       2,190             482

Cash flows from investing activities:
     Cash received for repayment of notes (not related to the sale of homes)             19              10
     Additions to plant and equipment                                                  (701)           (785)
     Purchase of short-term cash investments                                         (3,334)         (1,424)
     Liquidation of short-term cash investments                                       2,199             294
     Disbursements for loans (not related to the sale of homes)                         -              (136)
     Proceeds from sale of plant and equipment                                            4               2
     Additions to other assets                                                           (3)            -
     Investment in affiliate                                                            -               792
                                                                                ---------------------------

                      Net cash used in investing activities                          (1,816)         (1,247)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                             28              21
     Repayment of long-term debt                                                        (23)            (27)
                                                                                ---------------------------

                      Net cash provided by (used in) financing activities                 5              (6)

Effect of exchange rates on cash and cash equivalents                                   (28)             22
                                                                                ---------------------------

                      Net increase (decrease) in cash and cash equivalents              351            (749)

Cash and cash equivalents at beginning of period                                      1,661           3,219
                                                                                ---------------------------

Cash and cash equivalents at end of period                                         $  2,012           2,470
                                                                                ===========================



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                 (In thousands)

                                   (unaudited)

- ----------------------------------------------------------------------------------------------------------------------

                                                                                             June 30,         July 2,
                                                                                               1996            1995
- ----------------------------------------------------------------------------------------------------------------------

Reconciliation of net earnings to net cash provided by operating activities:
        Net earnings                                                                        $   492            779
        Adjustments to reconcile net earnings to net cash provided by operating activities:
               Depreciation and amortization of plant and equipment                             464            426
               Amortization of other assets                                                      83            102
               Amortization of display homes                                                    116            139
               Loss (gain) on disposal of plant and equipment                                     3             (5)
               Compensation expense related to restricted stock                                   4            -
               Changes in certain assets and liabilities:
                  Increase in net receivables                                                  (435)          (414)
                  Increase in inventories exclusive of amortization of display models        (2,111)        (1,547)
                  (Increase) decrease in prepaid expenses related to operating
                     activities                                                                  23           (845)
                  Increase in current liabilities other than current portion of
                     long-term debt                                                           3,651          1,876
                  Increase (decrease) in deferred income taxes                                   42            (22)
               Notes receivable increase related to operating activities                       (142)            (7)
                                                                                       ---------------------------

                      Total adjustments                                                       1,698           (297)
- ------------------------------------------------------------------------------------------------------------------

                      Net cash provided by operating activities                             $ 2,190            482
==================================================================================================================


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 1996, December 31, 1995 and July 2, 1995

             (Dollar amounts in thousands, except per share amounts)

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

(2)    EARNINGS PER COMMON SHARE

       There was no difference between primary and fully diluted earnings per share for all periods presented. The number of shares used to compute primary and fully diluted earnings per share was 4,088,094 and 4,108,562 for the second quarter of 1996, 4,078,790 for the second quarter of 1995, 4,095,939 and 4,107,337 for the first six months of 1996 and 4,073,777 and 4,080,594 for the first six months of 1995.

(3)    INVENTORIES

       A summary of inventories follows:

                                      June 30,      December 31,   July 2,
                                        1996          1995          1995
                                      -----------------------------------

                Raw materials         $ 3,752         2,838         2,659
                Work-in-process         2,184         1,581         2,241
                Finished goods          3,546         2,938         3,521
                Display homes           1,039         1,169         1,533
                                      -----------------------------------
                                      $10,521         8,526         9,954
                                      ===================================

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


                                       8                             (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)

- --------------------------------------------------------------------------------

(5)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of the following:

                                                                June 30,    December 31,    July 2,
                                                                  1996         1995          1995
                                                                ----------------------------------
       Building and leasehold improvements                      $ 7,982        7,634         7,520
       Equipment                                                  4,757        4,618         4,517
       Furniture and fixtures                                     3,186        3,079         2,741
                                                                ----------------------------------

                                                                 15,925       15,331        14,778
       Less accumulated depreciation and amortization             9,235        8,856         8,569
                                                                ----------------------------------

                                                                  6,690        6,475         6,209
       Land                                                       4,028        4,025         3,865
                                                                ----------------------------------

                  Net property, plant and equipment             $10,718       10,500        10,074
                                                                ==================================

(6)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                 June 30,   December 31,    July 2,
                                                                  1996         1995          1995
                                                                 ---------------------------------
       First mortgage note payable, due in monthly
            installments of $13, including interest at
            9.5%; final payment due 2009                         $1,206        1,230         1,251
       First mortgage note payable, due in monthly
            installments of $7, including interest at 11%;
            final payment due 2010                                    -            -           608
       Other                                                         34           34            35
                                                                 ---------------------------------
                  Total long-term debt                            1,240        1,264         1,894
       Less current installments                                     50           48            62
                                                                 ---------------------------------
                  Long-term debt, excluding current
                       installments

                                                                 $1,190        1,216         1,832
                                                                 =================================

       At December 31, 1995, certain properties, having an aggregate net book value of approximately $3,511, were pledged as collateral on the above long-term debt.

       At June 30, 1996, the Company had $2,868 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.


                                       9                             (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)

- --------------------------------------------------------------------------------

(7)    OUTSTANDING STOCK OPTIONS

       (a)  EMPLOYEE STOCK OPTION PLANS

            The Company has provided for the granting of stock options to key employees under two plans: the 1984 Incentive Stock Option Plan (the 1984 Plan) and the 1988 Combined Incentive Stock Option and Nonqualified Stock Option Plan (the 1988 Plan). Both plans are administered by the Compensation Committee of the Board of Directors (Committee).

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

            At August 5, 1996, there were options outstanding under both plans to purchase 401,343 shares of common stock at per share prices ranging from $2.94 to $5.38. Of these 401,343 options, 292,392 were currently exercisable at an average exercise price of $4.14 per share. From January 1, 1996, to August 5, 1996, options to purchase 100,500 shares were granted at prices ranging from $3.75 to $4.25. Options to purchase 50,000 shares were non-qualified. Options to purchase 50,500 were qualified. From January 1, 1996, to August 5, 1996, options to purchase 12,843 shares were exercised at a per share price of $2.16 and options to purchase 9,382 were relinquished.

       (b)  DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

            The Company has provided for the granting of stock options to nonemployee directors and distributors who serve on the Distributor Advisory Council (Council).

            Non-employee directors are granted options to purchase 10,000 shares of common stock when first elected to the Board of Directors. Additionally, each non-employee director in office each October 1 is granted options to purchase 5,000 shares of the Company's common stock. The exercise price of all options granted shall be the fair market value on the date of grant. No options have been granted to non-employee directors from January 1, 1996 through August 5, 1996.

            At August 5, 1996, there were options outstanding to non-employee directors to purchase 82,209 shares of common stock at per share prices ranging from $3.75 to $6.36. Of these 82,209 options, 71,599 were currently exercisable at per share prices ranging from $3.75 to $6.36. No options were exercised from January 1, 1996 through August 5, 1996.

            All distributors who serve on the Council each February 1 are granted options to purchase 100 shares of common stock for each year of service on the Council. The exercise price of the options granted is the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. At August 5, 1996, there were options

                                       10                            (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)

- --------------------------------------------------------------------------------

            outstanding to purchase 15,300 shares of common stock at per share prices ranging from $3.50 to $6.36. Of these 15,300 options, 7,900 were currently exercisable at per share prices ranging from $3.50 to $6.36. From January 1, 1996 to August 5, 1996, options to purchase 2,100 shares were granted at a per share price of $4.25. From January 1, 1996, to August 5, 1996, no options were exercised and options to purchase 710 were relinquished.

       (c)  ISSUANCE OF RESTRICTED STOCK

            Non-employee directors are to be granted, on October 1 of each year, 1,000 shares of the Company's common stock at the fair market value on the date of issuance. As this stock will not have been registered, all certificates will bear the appropriate restrictive legend. A charge equal to the fair market value on the date of issuance will be recorded as compensation. Pursuant to the pre-employment negotiations, in January 1996, 1,000 shares of common stock were granted, at the fair market value at the date of issuance, to the person who became the manager of the Company's sunroom division. As the stock issued has not been registered, the certificate bears the appropriate restrictive legend. A charge of $4 was recorded as compensation in 1996.

(8)    INCOME TAXES

       Income tax expense (benefit) was allocated as follows:

                                       Six Months Ended           Quarters Ended
                                     ------------------        -------------------
                                     June 30,      July 2,     June 30,     July 2,
                                       1996         1995         1996         1995
                                     ---------------------------------------------
              Current:
                   U.S. Federal       $ 346          184          728          591
                   Canadian            (129)         398           (1)         311
                   State                 10           10           10           10
                                      --------------------------------------------

                                        227          592          737          912

              Deferred:
                   U.S. Federal          31          (16)          16          (35)
                   Canadian              12           (5)          14           (3)
                                      --------------------------------------------

                                         43          (21)          30          (38)
                                      --------------------------------------------

                                      $ 270          571          767          874
                                      ============================================


       The Company's consolidated Canadian subsidiary had a pretax loss of $299 in the first six months of 1996 and a pretax loss of $117, excluding the earnings of the affiliate, in the first six months of 1995.


                                       11                            (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)

- --------------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                                                June 30,    December 31,    July 2,
                                                                                  1996          1995         1995
                                                                               ------------------------------------
              Deferred tax assets:
                   Receivables, due to the allowance for doubtful
                      receivables                                                $ 95            64            72
                   Uniform inventory capitalization for tax purposes               20            20            16
                   Accrued expenses, deductible in different years for tax         12            73            21
                   Foreign tax credit carry forward                                 -             -             6
                                                                                 --------------------------------

                                Total gross deferred tax assets                   127           157           115

                   Less valuation allowance                                         -             -             6
                                                                                 --------------------------------

                                Net deferred tax assets                           127           157           109

              Deferred tax liabilities - property, plant and equipment,
                   principally due to differences in basis of assets and
                   depreciation                                                   118           104            90
                                                                                 --------------------------------

                                Net deferred tax assets                          $  9            53            19
                                                                                 ================================

(9)    OTHER FINANCIAL INFORMATION

       The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:

                                1st Quarter    2nd Quarter   3rd Quarter  4th Quarter
                                -------------------------------------------------------
                       1996

              Revenue             $ 6,587        14,173

                       1995

              Revenue               6,630        13,947        11,536        10,198

                       1994

              Revenue               7,076        11,521        10,979         9,957

                       1993

              Revenue               7,171        12,776        12,965         9,084

                       1992

              Revenue               5,565        12,478        11,738         8,802

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                 SECOND QUARTER


RESULTS OF OPERATIONS

Revenue increased $226,000 (2%) from the second quarter of 1995 to the second quarter of 1996 due to home and sunroom sales.

Home and sunroom revenue increased $400,000 (3%) from $12.1 million in the second quarter of 1995 to $12.5 million in the second quarter of 1996. The number of home units shipped increased 7% from 156 units in the second quarter of 1995 to 167 units in the second quarter of 1996. The average revenue per home unit shipped decreased 5% from $73,700 in the second quarter of 1995 to $69,700 in the second quarter of 1996 due primarily to the Access product. The Access product sells for approximately 25% to 30% less than the traditional Cedar Frame home. The Access product accounted for 28% of the home units shipped in the second quarter of 1996 compared to 13% of the home units shipped in the second quarter of 1995. It is believed that the Access product allows broader market appeal in the custom home market.

The dollar value of new orders increased 36% from the second quarter of 1995 to the second quarter of 1996. The number of new orders increased 32% from the second quarter of 1995 to the second quarter of 1996. The Access product represented 31% of the new orders in the second quarter of 1996 compared to 19% of the new orders in the second quarter of 1995. The size and value of a home is a function of customer preference and may change somewhat from period to period.

The gross profit percentage (gross profit/revenue) was 30.9% in the second quarter of 1995 compared to 31.2% in the second quarter of 1996. The increased cost to produce plans largely offset cost cutting in other areas of the cost of goods sold.

Selling, general and administrative (SG&A) expenses decreased $105,000 (5%) from the second quarter of 1995 to the second quarter of 1996. Advertising expense decreased $55,000 (15%). Travel and entertainment decreased $29,000 (26%). Legal expenses decreased $28,000 (44%). Bad debt expense increased $55,000. General cost cutting is primarily responsible for the balance of the decline in SG&A expenses. Salaries and related benefits decreased $7,000 (1%). In the second quarter of 1996, the Company reduced its number of employees. Due to the timing of the reduction and to termination packages, the full impact of the this reduction will not be realized until the third quarter of 1996.

In 1994, the Company obtained the rights to harvest approximately 50,000 cubic meters of timber in the Province of British Columbia. The harvesting of the timber began in the fourth quarter of 1994. In the second quarter of 1995, the sale of the harvested timber was essentially complete. Against the $705,000 of earnings of the affiliate in the second quarter of 1995, charges of $140,000 for profit sharing and $179,000 for estimated additional expenses were recorded. There was no such earnings in the second quarter of 1996.

                                  YEAR-TO-DATE

RESULTS OF OPERATIONS
Revenue increased $183,000 (1%) from 1995 to 1996.

Home and sunroom revenue increased $500,000 (3%) from $16.7 million in 1995 to $17.2 million in 1996. The number of home units shipped increased 5% from 218 in 1995 to 228 in 1996. The average revenue per home unit shipped decreased 3% from $72,000 in 1995 to $70,200 in 1996 due to the Access product. The Access product accounted for 29% of the home units shipped in 1996 compared to 14% of the home units shipped in 1995.

Material and chip sales revenue decreased $474,000 (22%) from 1995 to 1996.

The dollar value of new orders increased 21% from 1995 to 1996. The number of new orders increased 16%. The Access product represented 29% of the new orders in 1996 compared to 15% of the new orders in 1995.

Entering the third quarter of 1996, the total backlog, stated in dollars, was 24% higher than it was entering the third quarter of 1995.

The gross profit percentage was 25.1% in 1995 compared to 25.9% in 1996. The increased cost to produce plans largely offset cost cutting in other areas of the cost of goods sold.

Selling, general and administrative expenses decreased $2,000 (0%) from 1995 to 1996. Salaries and related benefits increased $85,000 (4%). Bad debt expense increased $74,000 from $28,000 in 1995 to $102,000 in 1996. Commission expense decreased $37,000 (16%). Cost cutting is primarily responsible for the remaining general reductions in SG&A expenses.

Equity in earnings of the affiliate, which were generated by a 50% owned joint venture, were $891,000 in 1995. There was no income from this venture in 1996.

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

As stated in the December 31, 1995 Form 10-K, the Company has begun the process of consolidating its manufacturing and distribution operations and, in late February 1996, notified the employees at the Kent Washington facility that the home shipment operations would be moved to Surrey, British Columbia. All home shipments are planned to originate from the Surrey, British Columbia facility beginning on, or about, October 15, 1996. On August 9, 1996, negotiations with the union that represents the 12 union employees effected were completed. The Company will pay approximately $150,000 in severance to these employees. As of June 30, 1996, no provision has been made in the consolidated financial statements for this severance payment. It is expected that the Kent Washington property will be sold at an amount in excess of its recorded value.

The Company is also in the process of consolidating its sunroom and window operations in the Kirkland, Washington facility. It is expected that this facility will manufacture the Company's sunrooms in addition to windows. Currently, sunrooms are manufactured, on a contract basis, by a third party. The Company does not expect any significant capital expenditures related to consolidation in 1996.

Cash and cash equivalents, at June 30, 1996, increased $351,000 (21%) from December 31, 1995 due largely to seasonal factors and decreased $458,000 (19%) from July 2, 1995. Short-term investments, at June 30, 1996, increased $1.1 million (66%) from December 31, 1995 and $1.2 million (77%) from July 2, 1995. At June 30, 1996, short-term investments were primarily composed of bankers' acceptances and commercial paper. Approximately 90% of the June 30, 1996 short-term investments mature at planned intervals before December 31, 1996. Although no need to borrow for operating needs is foreseen, should a need arise, the Company has available lines of credit totaling $2.9 million. The Company did not use the available lines of credit, at any time, in 1996 or 1995.

Trade accounts receivable, inventories, accounts payable-trade and customer deposits increased $530,000 (23%), $2.0 million (23%), $1.3 million (85%) and $2.3 million (52%), respectively, from December 31, 1995 to June 30, 1996 due to seasonal factors. Accounts payable-trade decreased $677,000 (20%) from July 2, 1995 to June 30, 1996 primarily due to the timing of certain payments.

Accrued salaries and wages decreased $224,000 (36%) from December 31, 1995 to June 30, 1996 due to profit sharing that was accrued at December 31, 1995 and was paid in March 1996. Customer deposits increased $2.1 million (46%) from July 2, 1995 to June 30, 1996, due primarily to increased new orders and backlog. Long-term debt decreased $642,000 (35%) from July 2, 1995 to June 30, 1996 primarily to the September 1995 pay-off of a mortgage that was due in 2010 with a rate of interest of 11%. The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well defined commodity risks. These derivative financial instruments are not being used for trading purposes.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                           PART II: OTHER INFORMATION




ITEM 4 - RESULTS OF VOTES OF SECURITIES HOLDERS

The following matters were approved by the shareholders at the Company's annual meeting of shareholders held on May 30, 1996:


                                                                                          Authority
                                                                                          Withheld/
                      Description of Proposal                    For          Against      Abstain
     -------------------------------------------------------------------------------------------------
     1.   Election of Directors

                Robert W. Lindal                                 3,122,119      2,950              -
                Martin J. Lindal                                 3,122,119      2,950              -
                Everett G. Martin                                3,122,119      2,950              -
                Charles R. Widman                                3,122,119      2,950              -

     2.   To elect the independent auditors to examine the
          consolidated financial statements of the Company
          for the year ending December 31, 1996                  3,123,885      1,040            144

ITEM 6(B) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the second quarter of 1996.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LINDAL CEDAR HOMES, INC.




                                By:                /S/ Robert W. Lindal
                                        ----------------------------------------
                                                     Robert W. Lindal
                                           Chairman and Chief Executive Officer




                                By:                  /S/ John F. Dacy
                                        ----------------------------------------
                                                       John F. Dacy
                                            Vice President Finance & Treasurer
                                                (Chief Accounting Officer)


DATE:

August 14, 1996