Form 10-Q
period 1996-09-29
LINDAL CEDAR HOMES INC /DE/
filed 1996-11-12
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 1996

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

Yes    X   No

Common stock outstanding at November 1, 1996: 4,081,830 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES





                                      INDEX




                                                                                  Page
                                                                                 Number
                                                                                 ------
Part I.       Financial Information

   Item 1     Financial Statements
                 Consolidated Balance Sheets                                        4
                 Consolidated Statements of Earnings                                5
                 Consolidated Statements of Cash Flows                              6
                 Notes to Consolidated Financial Statements                         8

   Item 2     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                             14


Part II.      Other Information

   Item 6(b)  Reports on Form 8-K                                                  17

   Signatures                                                                      18

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                          PART I: FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

            September 29, 1996, December 31, 1995 and October 1, 1995

             (Dollar amounts in thousands, except per share amounts)


--------------------------------------------------------------------------------------------------------------------------
                                                                               September 29,    December 31,    October 1,
                                                                                    1996            1995           1995
--------------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)                     (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                    $    848           1,661           2,008
     Short-term investments                                                          3,758           1,714           2,101
     Receivables:
        Trade                                                                        2,400           2,342           2,352
        Current installments of long-term notes receivable                             109             106             105
                                                                                  ----------------------------------------

                                                                                     2,509           2,448           2,457
        Less allowance for doubtful receivables                                        347             204             232
                                                                                  ----------------------------------------

                      Net receivables                                                2,162           2,244           2,225
     Inventories                                                                    10,729           8,526           9,113
     Prepaid expenses                                                                1,609           1,930           2,008
     Deferred income taxes                                                             193             157             118
                                                                                  ----------------------------------------

                      Total current assets                                          19,299          16,232          17,573

Long-term notes receivable, excluding current installments                             774             517             848
Investment in affiliate                                                                 54              45            --
Property, plant and equipment, at cost, less accumulated depreciation
     and amortization                                                               10,675          10,500          10,219
Other assets, at cost, less accumulated amortization                                   579             698             659
                                                                                  ========================================

                                                                                  $ 31,381          27,992          29,299
                                                                                  ========================================

                  Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                                             51              48              47
     Accounts payable - trade                                                        2,352           1,492           2,139
     Accrued salaries and wages                                                        833             617             490
     Other accrued expenses                                                            921             682             653
     Income taxes payable                                                              245             188             454
     Customer deposits                                                               5,197           4,365           4,907
                                                                                  ----------------------------------------

                      Total current liabilities                                      9,599           7,392           8,690

Long-term debt, excluding current installments                                       1,177           1,216           1,228
Deferred income taxes                                                                  138             104              83

Stockholders' equity:
     Common stock of $.01 par value. Authorized 10,000,000 shares; issued and outstanding 4,073,982 shares at September 29, 1996, 4,060,139 shares at December 31, 1995 and 4,046,906 shares at October 1,
        1995                                                                            41              41              40
     Additional paid-in capital                                                     15,888          15,856          15,811
     Cumulative translation adjustment                                                (714)           (644)           (623)
     Retained earnings                                                               5,252           4,027           4,070
                                                                                  ----------------------------------------

                      Total stockholders' equity                                    20,467          19,280          19,298
--------------------------------------------------------------------------------------------------------------------------

                                                                                  $ 31,381          27,992          29,299
==========================================================================================================================


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          For the periods ended September 29, 1996 and October 1, 1995

             (Dollar amounts in thousands, except per share amounts)

                                   (unaudited)


=======================================================================================================================
                                                                Nine Months Ended                 Quarters Ended
                                                           September 29,     October 1,     September 29,    October 1,
                                                                1996            1995            1996            1995
-----------------------------------------------------------------------------------------------------------------------

Revenue                                                      $ 35,392          32,113          14,632          11,536
Cost of goods sold                                             26,526          23,826          11,137           8,415
                                                             --------------------------------------------------------

           Gross profit                                         8,866           8,287           3,495           3,121

Operating expenses:
     Selling, general and administrative expenses               6,820           6,738           2,306           2,222
     Display court expenses                                       506             550             189             198
                                                             --------------------------------------------------------

           Total operating expenses                             7,326           7,288           2,495           2,420
                                                             --------------------------------------------------------

           Operating income                                     1,540             999           1,000             701

Other income (expense):
     Equity in earnings of affiliate                             --               891            --              --
     Rental income                                                266             233             109              88
     Interest income                                              205             285              73             173
     Interest expense                                             (98)           (168)            (31)            (72)
                                                             --------------------------------------------------------

           Other income, net                                      373           1,241             151             189
                                                             --------------------------------------------------------

           Earnings before income tax expense                   1,913           2,240           1,151             890


Income tax expense                                                688             860             418             289
                                                             --------------------------------------------------------

           Net earnings                                      $  1,225           1,380             733             601
                                                             ========================================================


Net earnings per common share                                $    .30             .34             .18             .15
=====================================================================================================================



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the nine months ended September 29, 1996 and October 1, 1995

                                 (In thousands)

                                   (unaudited)


----------------------------------------------------------------------------------------------------
                                                                                  1996        1995
----------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
     Cash received from customers                                               $ 36,190      33,016
     Cash paid to suppliers and employees                                        (33,274)    (31,320)
     Interest received                                                               160         243
     Interest paid                                                                   (98)       (174)
     Income tax expense                                                             (639)       (378)
     Cash paid for litigation settlement, including associated legal fees           (121)       (126)
                                                                                --------------------

                      Net cash provided by operating activities                    2,218       1,261

Cash flows from investing activities:
     Cash received for repayment of notes (not related to the sale of homes)          41          11
     Additions to plant and equipment                                               (989)     (1,102)
     Purchase of short-term cash investments                                      (4,973)     (3,323)
     Liquidation of short-term cash investments                                    2,927       1,699
     Disbursements for loans (not related to the sale of homes)                     --          (243)
     Proceeds from sale of property and equipment                                     10           2
     Additions to other assets                                                        (7)       (169)
     Investment in affiliate                                                        --         1,245
                                                                                --------------------

                      Net cash used in investing activities                       (2,991)     (1,880)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                          28          33
     Repayment of long-term debt                                                     (35)        (43)
     Retirement of long-term debt                                                   --          (604)
                                                                                --------------------

                      Net cash used in financing activities                           (7)       (614)

Effect of exchange rates on cash and cash equivalents                                (33)         22
                                                                                --------------------

                      Net decrease in cash and cash equivalents                     (813)     (1,211)

Cash and cash equivalents at beginning of period                                   1,661       3,219
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                      $    848       2,008
====================================================================================================




See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



                                 (In thousands)

                                   (unaudited)

--------------------------------------------------------------------------------------------------
                                                                                 1996       1995
--------------------------------------------------------------------------------------------------

Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                               $ 1,225      1,380

     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization of plant and equipment                     712        631
           Amortization of other assets                                             125        152
           Amortization of display homes                                            172        199
           Loss (gain) on disposal of property and equipment                          9         (1)
           Deferred income tax expense                                               (2)       (39)
           Compensation expense related to restricted stock                           4       --
           Equity in earnings of affiliate                                         --         (891)
           Changes in certain assets and liabilities:
               Decrease (increase) in net receivables                                74       (255)
               Increase in inventories exclusive of amortization of display
                  models                                                         (2,390)      (720)
               Decrease (increase) in prepaid expenses related to operating
                  activities                                                        322       (604)
               Increase in current liabilities other than current portion of
                  long-term debt                                                  2,202      1,485
               Increase in notes receivable related to operating activities        (235)       (76)
                                                                                ------------------

                      Total adjustments                                             993       (119)
--------------------------------------------------------------------------------------------------

                      Net cash provided by operating activities                 $ 2,218      1,261
==================================================================================================



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            September 29, 1996, December 31, 1995 and October 1, 1995

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

(2)    EARNINGS PER COMMON SHARE

       There was no difference between primary and fully diluted earnings per share for all periods presented. The number of shares used to compute primary and fully diluted earnings per share was 4,096,664 and 4,104,794 for the third quarter of 1996, 4,084,872 and 4,101,544 for the third quarter of 1995, 4,096,180 and 4,106,489 for the first nine months of 1996, and 4,077,475 and 4,087,577 for the first nine months of 1995.

(3)    INVENTORIES

       A summary of inventories follows (in thousands):

                                      September 29,   December 31,   October 1,
                                          1996           1995           1995
         ---------------------------------------------------------------------

             Raw materials               $ 3,832          2,838          2,674
             Work-in-process               2,324          1,581          1,996
             Finished goods                3,589          2,938          2,968
             Display homes                   984          1,169          1,475
         ---------------------------------------------------------------------
                                         $10,729          8,526          9,113
         =====================================================================

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

(5)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of the following (in thousands):

                                                        September 29,    December 31,   October 1,
                                                            1996            1995           1995
                                                          ---------------------------------------

       Building and leasehold improvements                $ 8,101           7,634           7,594
       Equipment                                            4,818           4,618           4,642
       Furniture and fixtures                               3,250           3,079           2,922
                                                          ---------------------------------------
                                                           16,169          15,331          15,158
       Less accumulated depreciation and
          amortization                                      9,449           8,856           8,841
                                                          ---------------------------------------
                                                            6,720           6,475           6,317
       Land                                                 3,955           4,025           3,902
                                                          ---------------------------------------
                  Net property, plant and equipment       $10,675          10,500          10,219
                                                          =======================================

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             (Dollar amounts in thousands, except per share amounts)

================================================================================


(6)    LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                          September 29,   December 31,   October 1,
                                                              1996           1995           1995
                                                             ------------------------------------
       First mortgage note payable, due in monthly
            installments of $13, including interest at
            9.5%; final payment due 2009                     $1,195          1,230          1,240
       Other                                                     33             34             35
                                                             ------------------------------------
                  Total long-term debt                        1,228          1,264          1,275
       Less current installments                                 51             48             47
                                                             ------------------------------------
                  Long-term debt, excluding current
                       installments                          $1,177          1,216          1,228
                                                             ====================================

       Certain properties, having an aggregate net book value of approximately $3,500, were pledged as collateral on the above long-term debt.

       At September 29, 1996, the Company had $2,866 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             (Dollar amounts in thousands, except per share amounts)

================================================================================

            At November 1, 1996, there were options outstanding under both plans to purchase 496,346 shares of common stock at per share prices ranging from $2.94 to $5.38. Of these 496,346 options, 351,891 were currently exercisable at an average exercise price of $4.10 per share. From January 1, 1996 to November 1, 1996, options to purchase 218,400 shares of common stock were granted at per share prices ranging from $3.75 to $4.25. Options to purchase 100,000 shares were nonqualified. Options to purchase 118,400 shares were qualified. From January 1, 1996 to November 1, 1996, options to purchase 12,843 shares were exercised at a per share price of $2.16 and options to purchase 32,279 shares were relinquished.

       (B)  DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

            The Company has provided for the granting of stock options to nonemployee directors and distributors who serve on the Distributor Advisory Council (Council).

            Nonemployee directors are granted options to purchase 10,000 shares of common stock when first elected to the Board of Directors. Additionally, each nonemployee director in office each October 1 is granted options to purchase 5,000 shares of the Company's common stock. The exercise price of all options granted shall be the fair market value on the date of grant. On October 1, 1996, options to purchase 20,000 shares of common stock were granted at a per share price of $4.00.

            At November 1, 1996, there were options outstanding to nonemployee directors to purchase 102,209 shares of common stock at per share prices ranging from $3.75 to $6.36. Of these 102,209 options, 71,599 were currently exercisable at per share prices ranging from $3.75 to $6.36. No options have been exercised from January 1, 1996 through November 1, 1996.

            All distributors who serve on the Council each February 1 are granted options to purchase 100 shares of common stock for each year of service on the Council. The exercise price of the options granted is the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. At November 1, 1996, there were options outstanding to purchase 15,300 shares of common stock at per share prices ranging from $3.50 to $6.36. Of these 15,300 options, 8,320 were currently exercisable at per share prices ranging from $3.50 to $6.36. From January 1, 1996 to November 1, 1996, options to purchase 2,100 shares were granted at a per share price of $4.25 and options to purchase 710 shares were relinquished. No options have been exercised in 1996.
                                                                   (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             (Dollar amounts in thousands, except per share amounts)

================================================================================

       (C)  ISSUANCE OF RESTRICTED STOCK

            Pursuant to pre-employment negotiations, in January 1996, 1,000 shares of common stock were granted, at the fair market value at the date of issuance, to the person who became the manager of the Company's sunroom division. As the stock issued has not been registered, the certificate bears the appropriate restrictive legend. A charge of $4 was recorded as compensation in 1996.

            Pursuant to a revised compensation program for nonemployee directors, 1,000 shares of the Company's common stock were granted to each of the four nonemployee directors, effective October 1, 1996, at the fair market value on the date granted, $4.00. As the stock issued is not registered, all certificates bear the appropriate restrictive legend.

(8)    INCOME TAXES

       Income tax expense (benefit) was allocated as follows (in thousands):

                                             Nine Months Ended                Quarters Ended
                                       ----------------------------      ----------------------------
                                       September 29,     October 1,      September 29,     October 1,
                                           1996             1995             1996             1995
                                          --------------------------------------------------------

            Current:
                 U.S. Federal             $ 838              585              492              401
                 Canadian                  (167)             296              (38)            (102)
                 State                       20               17               10                7
                                          --------------------------------------------------------

                                            691              898              464              306

            Deferred:
                 U.S. Federal               (33)             (36)             (64)             (20)
                 Canadian                    30               (2)              18                3
                                          --------------------------------------------------------

                                             (3)             (38)             (46)             (17)
                                          --------------------------------------------------------

                                          $ 688              860              418              289
                                          ========================================================

       The Company's consolidated Canadian subsidiary had a pretax loss of approximately $381 in the first nine months of 1996 and $342, excluding the earnings of the affiliate, in the first nine months of 1995.
                                                                   (Continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             (Dollar amounts in thousands, except per share amounts)

================================================================================

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                              September 29,   December 31,      October 1,
                                                                                  1996            1995            1995
                                                                                  ------------------------------------
       Deferred tax assets:
            Receivables, due to the allowance for doubtful receivables            $111              64              80
            Uniform inventory capitalization for tax purposes                       19              20              15
            Accrued expenses, deductible in different years for tax                 63              73              23
            Foreign tax credit carryforward                                        --              --                6
                                                                                  ------------------------------------
                             Total gross deferred tax assets                       193             157             124

            Less valuation allowance                                               --              --                6
                                                                                  ------------------------------------

                             Net deferred tax assets                               193             157             118

       Deferred tax liabilities - property, plant and equipment,
            principally due to differences in basis of assets and
            depreciation                                                           138             104              83
                                                                                  ------------------------------------
                             Net deferred tax liabilities                         $ 55              53              35
                                                                                  ====================================

(9)    OTHER FINANCIAL INFORMATION

       The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands of dollars):

                                           1st Quarter        2nd Quarter       3rd Quarter     4th Quarter
                                           ------------------------------------------------------------------
                      1996

              Revenue                      $   6,587             14,173           14,632

                      1995

              Revenue                          6,630             13,947           11,536           10,198

                      1994

              Revenue                          7,076             11,521           10,979            9,957

                      1993

              Revenue                          7,171             12,776           12,965            9,084

                      1992

              Revenue                          5,565             12,478           11,738            8,802

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                  THIRD QUARTER

RESULTS OF OPERATIONS

Revenue increased $3.1 million (27%) from the third quarter of 1995 to the third quarter of 1996 due to home and sunroom sales.

Home and sunroom revenue increased $3.4 million (37%) from $9.2 million in the third quarter of 1995 to $12.6 million in the third quarter of 1996. The number of home units shipped increased 47% from 118 units in the third quarter of 1995 to 174 units in the third quarter of 1996. The average revenue per home unit shipped decreased 3% from $70,200 in the third quarter of 1995 to $67,800 in the third quarter of 1996 due primarily to the Access product. The Access product sells for approximately 30% less than the traditional Cedar Frame home. The Access product accounted for 32% of the home units shipped in the third quarter of 1996 compared to 18% of the home units shipped in the third quarter of 1995. It is believed that the Access product allows broader market appeal in the custom home market.

The dollar value of new orders decreased 20% from the third quarter of 1995 to the third quarter of 1996. The number of new orders decreased 18% from the third quarter of 1995 to the third quarter of 1996. July and August were relatively weaker than the comparable period of 1995 due to the timing of the seasonal peak in new order activity. For September and October, the number of new orders were approximately 15% ahead of the comparable periods of 1995. The Access product represented 41% of the new orders in the third quarter of 1996 compared to 27% of the new orders in the third quarter of 1995.

As stated in its December 31, 1995 Form 10-K, the Company has begun the process of consolidating its manufacturing and distribution operations. In late February 1996, employees at the Kent, Washington facility were notified that home shipment operations would be moved to Surrey, British Columbia. All home shipments are currently planned to originate from the Surrey, British Columbia facility not later than January 1, 1997. In August 1996, negotiations with the union that represents the 12 union employees effected were completed. The Company will pay approximately $150,000 in severance to these employees. In the third quarter of 1996, a charge of $150,000 was included in the cost of goods sold.

The gross profit percentage (gross profit/revenue) was 27.1% in the third quarter of 1995 compared to 23.9% in the third quarter of 1996. In the third quarter of 1995, the cost of goods sold was reduced by $189,000 for U.S. government refunds of duty on Canadian lumber. With this credit removed from the cost of goods sold, the gross profit percentage was 25.4% for the third quarter of 1995. With the aforementioned $150,000 charge for the closing of the Kent, Washington plant removed from the cost of goods sold, the gross profit percentage was 24.9% for the third quarter of 1996. Increased forest and building products costs, which more than offset savings in other areas, are responsible for the decrease in the gross profit percentage, as adjusted, from 25.4% in the third quarter of 1995 to 24.9% in the third quarter of 1996.

                                  YEAR-TO-DATE


RESULTS OF OPERATIONS

Revenue increased $3.3 million (10%) from 1995 to 1996.

Home and sunroom revenue increased $3.9 million (15%) from $25.9 million in 1995 to $29.8 million in 1996. The number of home units shipped increased 20% from 336 in 1995 to 402 in 1996. The average revenue per home unit shipped decreased 3% from $71,400 in 1995 to $69,100 in 1996 due to the Access product. The Access product accounted for 30% of the home units shipped in 1996 compared to 15% of the home units shipped in 1995.

Material and chip sales revenue decreased $537,000 (16%) from 1995 to 1996.

The dollar value of new orders increased 8% from 1995 to 1996. The number of new orders increased 6%. The Access product represented 32% of the new orders in 1996 compared to 17% of the new orders in 1995.

Entering the fourth quarter of 1996, the total backlog, stated in dollars, was 8% lower than it was entering the fourth quarter of 1995.

The gross profit percentage was 25.8% in 1995 compared to 25.1% in 1996. With the $189,000 credit for duty refunds in 1995 and the $150,000 charge related to the closure of the Kent, Washington plant in 1996 removed from the respective costs of goods sold, the gross profit percentage was 25.2% in 1995 compared to 25.5% in 1996. The increased cost to produce plans offset cost savings in other areas of the cost of goods sold.

In 1994, the Company obtained the rights to harvest approximately 50,000 cubic meters of timber in the Province of British Columbia. The harvesting of the timber began in the fourth quarter of 1994. In the second quarter of 1995, the sale of the harvested timber was essentially complete. Equity in the earnings of the affiliate were $891,000 in 1995. There were no such earnings in 1996.

Interest expense decreased $70,000 (42%) primarily due to the September 1995 pay-off of a mortgage that was due in 2010 with an interest rate of 11%. This mortgage had a balance owing of approximately $600,000.

LIQUIDITY

The Company's policy is that all home and sunroom orders be accompanied by cash deposit and that units be paid in full before shipment or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the lumber industry.

The Company pays its vendors within stated terms and takes advantage of discounts for early payment. Operations and customer deposits for home and sunroom orders are the Company's primary sources of cash. The Company does not foresee the need to increase its lines of credit in 1996.

Cash and cash equivalents, at September 29, 1996, decreased $813,000 (49%) from December 31, 1995 and decreased $1.2 million (58%) from October 1, 1995 due to the corresponding increases in short-term investments. Short-term investments, at September 29, 1996, increased $2.0 million (119%) from December 31, 1995 and $1.7 million (79%) from October 1, 1995. At September 29, 1996, short-term investments were primarily composed of bankers' acceptances, tax exempt bonds and commercial paper. Approximately 90% of the September 29, 1996 short-term investments mature at planned intervals before April 1, 1997. Although no need to borrow for operating needs is foreseen, should a need arise, the Company has available lines of credit totaling $2.9 million. The Company did not use the available lines of credit, at any time, in 1996 or 1995.

On September 30, 1996, the Company announced that it had been awarded a timber sale by the British Columbia government. The contract is for 372,000 cubic meters of timber over a five-year period and is expected to allow the Company to secure a cedar supply for more than five years.

As stated previously, the Company has begun the consolidation of its home shipment operations in British Columbia. As a condition of the timber sale, the Company is committed to complete the relocation of the home shipment operations and move a considerable amount of its lumber manufacturing to British Columbia. To accomplish this consolidation, it is expected to require an investment of five to six million dollars in new plant and equipment. The Company has evaluated the project in light of the required capital investment, operational viability and other relevant factors. Management believes that the Canadian consolidation is in the best interest of the Company and its shareholders.

Currently, the Company expects to partially finance the investment by selling the Kent, Washington facility, undeveloped land located at Marysville, Washington and possibly one other parcel of real estate. Additional sources of financing are being investigated as the plans of the new facility are being finalized. It is not expected that there will be significant cash requirements for this project until the spring of 1997.

The Company has begun to consolidate its sunroom and window divisions into the newly created Lindal Building Products Division. It is expected that this new division will begin manufacturing the Company's sunroom in 1997. Sunrooms are currently manufactured, on a contract basis, by a third party.

Additionally, the relocation of the Lindal Building Products Division to Skagit County in Washington State is actively being pursued. An investment of two to three million dollars is anticipated for plant and equipment. It is expected that this relocation may happen as early as spring 1997. Various sources of financing are being evaluated.

In order to finance both projects, the Company may invest a portion of its current cash reserves.

Management believes that favorable financing for both projects will be obtained.


Inventories, accounts payable-trade and customer deposits increased $2.2 million (26%), $860,000 (58%) and $832,000 (19%), respectively, from December 31, 1995 to September 29, 1996 due to seasonal factors. Inventories increased $1.6 million (18%) from October 1, 1995 to September 29, 1996 primarily due to increased home sales and increased costs for forest and building products.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and future contracts. The program's objective is to manage well defined commodity risks. These derivative financial instruments are not being used for trading purposes.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                           PART II: OTHER INFORMATION


ITEM 6(b) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the third quarter of 1996.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LINDAL CEDAR HOMES, INC.




                             By:               /S/ Robert W. Lindal
                                  ----------------------------------------------
                                                 Robert W. Lindal
                                       Chairman and Chief Executive Officer




                             By:                 /S/ John F. Dacy
                                  ----------------------------------------------
                                                   John F. Dacy
                                        Vice President Finance & Treasurer
                                            (Chief Accounting Officer)










DATE:

November 13, 1996