Form 10-K
period 1996-12-31
LINDAL CEDAR HOMES INC /DE/
filed 1997-03-31
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-K


                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1996

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


             This Statement, excluding cover page, contains 40 pages

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________

Commission file number 0-6087

                            LINDAL CEDAR HOMES, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


               Delaware                                  91-0508250
----------------------------------------------   ----------------------------
      (State or other jurisdiction                    (I.R.S. Employer
            of organization)                          Identification No.)

4300 South 104th Place, Seattle, Washington              98178
-----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)             (206) 725-0900


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common stock, par value $.01 per
                                                             share
                                                             (Title of Class)

Aggregate market price of shares held by nonaffiliates at March 18, 1997 was $6,549,944, consisting of 1,690,308 shares.

The number of shares of common stock outstanding on March 18, 1997 was 4,091,136 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The total number of pages in this Form 10-K is 40.

See index to exhibits on page 40.

                                     PART I

ITEM 1.        BUSINESS

         GENERAL

         Lindal Cedar Homes, Inc. (the "Company") was incorporated under the laws of the State of Washington in 1966. In 1986, the Company was reincorporated under the laws of the State of Delaware.

         The Company is primarily engaged in the manufacture and distribution of custom cedar homes. The Company manufactures standard dimension cedar lumber. This lumber is combined with other purchased forest products and building materials into packages which can be shipped nationally and internationally to the home buyer's construction site. The sale of homes accounted for 77% of consolidated revenue in 1996, 73% of consolidated revenue in 1995 and 71% of consolidated revenue in 1994. Sales of the homes totaled $36.0 million in 1996, $30.7 million in 1995 and $28.2 million in 1994.

         In 1996, 94% of the Company's home sales were made through approximately 180 independent dealers. The balance of the home sales were made from Company-operated sales courts. In 1996, the Company owned or leased 12 display courts, 10 of which were operated by independent dealers.

         In 1993, the Company began expanding its regional sales management structure, staffed by its employees, to replace independent manufacturer's representative functions. The transition was completed in 1995. The Company believes this new organization structure allows better control of its sales activities, and moves support and sales services closer to the dealers.

         Traditionally, the Company has had three classes of dealers:
Commercial, Storefront/Design Center and Live-in. A Commercial dealer constructs a model home in a commercial location and operates their business from it. The Storefront/Design Center dealer displays and operates from a retail location. A Live-in dealer uses a Lindal home as their residence and place of business. The Company no longer actively recruits Live-in dealers. The Company has and continues to encourage commercial dealerships as this class of dealer has consistently proven to be superior. However, as the construction of a model home is economically unfeasible in some urban or sparsely populated areas, in 1994 the Company expanded the Storefront/Design Center concept. The Design Center, which is professionally designed, is located in a shopping center environment. It relies on in-store displays and point-of-sale materials, rather than a model home to promote and sell the Company's products. The Storefront dealer incorporates many of the features of the design center, but can be opened for a smaller investment. Of the Company's 180 dealers, approximately 40% were Commercial dealers. There were 17 operating Design Centers at the end of 1996. The majority of the remaining dealers operate from a "Storefront."

         The Company has three home products: the Cedar Frame, the Access and
Cedar: Solid Home. The Cedar Frame Home utilizes a cavity wall. The Cedar: Solid Home utilizes, predominantly, a solid cedar wall. The Access product retains many of the features of the Cedar Frame Home, including a cavity wall. However, its list price is approximately 25% to 30% lower than a Cedar Frame Home due to a less extensive package of materials and less expensive package components. In 1996, the Access product accounted for 20% of home sales revenue and 29% of the home units shipped. In 1995, the Access product accounted for 12% of home sales revenue and 17% of the home units shipped.

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

         The Company's revenues tend to be seasonal. Most home shipments traditionally occur between April and October. It is the Company's policy to carry sufficient amounts of inventory to respond to the needs of its customers. In 1996, 1995 and 1994, no single customer or dealer accounted for 10% or more of consolidated revenue.

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

         The dollar value of new orders increased 12% from 1995 to 1996. The number of new orders increased 5% from 1995 to 1996. The Access product represented 34% of new orders in 1996 compared to 22% of new orders in 1995.

         The Company recognizes revenue from orders when the home package is shipped. The total backlog approximated $25 million at December 31, 1996, $22 million at December 31, 1995 and $19 million at December 31, 1994. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis.

         Management believes that there are significant benefits to the maximum practical consolidation of manufacturing and distribution operations. The consolidation of the sunroom and window divisions into the newly created Lindal Building Products Division began in 1996. The sunroom personnel moved to the Kirkland, Washington facility, previously occupied exclusively by the window division. Currently, sunrooms continue to be manufactured by a third party.

         Windows continue to be manufactured at this Kirkland, Washington facility. Sunrooms continue to be manufactured, on a contract basis, by a third party in Tacoma, Washington. It is expected that Lindal Building Products will begin manufacturing sunrooms in 1997.

         Presently, a relocation of the Lindal Building Products Division to Skagit County, Washington is underway. Negotiations related to a facility are expected to be finalized in April 1997. This relocation of personnel is expected to occur in the third quarter of 1997. An investment of approximately $3 million is expected for plant and equipment related to the Skagit County facility.

         RAW MATERIALS

         The primary raw material used by the Company in its manufacturing is western red cedar, available in quantity only in British Columbia, Canada, Alaska and the Pacific Northwest United States. Pressures continue to be placed on the log market by harvesting restrictions in the United States and Canada. In 1996, the price of cedar logs generally continued at its elevated level. The Company is aware of the potential for shortages and/or fluctuations in the price of cedar logs. At December 31, 1996, the Company believes it can meet its cedar log requirements for more than five years.

         The Company is working to secure its cedar raw material needs on a longer term basis. The Province of British Columbia established a program which sets aside a portion of the allowable annual harvesting of timber for smaller companies. The harvesting rights are sold, through timber sales, to companies which can demonstrate the highest value being added to the raw lumber through efforts made in British Columbia. In 1994, the Company was granted the rights to harvest approximately 50,000 cubic meters of timber between 1994 and 1997. The Company entered into a joint venture with a third party, who provided services related to the planning, management of timber harvesting and marketing of the logs. As the majority of the timber was not cedar or not suitable for processing in the Company's sawmill, the timber harvested was sold on the log market in Canada. By having these logs available for sale, the purchase of cedar logs for the Company's sawmill was greatly facilitated in 1994 and 1995. The harvesting of logs began in the fourth quarter of 1994. The sale of the harvested logs was essentially completed in the second quarter of 1995. Earnings, before income tax expense, from this venture, were $1,022,000 in 1995 and $25,000 in 1996. Refer to note 1(d) to the consolidated financial statements on page 23 of this report for additional information.

         On September 30, 1996, the award of a second timber sale was announced. The award is for 327,000 cubic meters of timber over a five-year period. It is expected that this timber sale will allow the Company to secure a cedar supply for more than five years.

         In 1996, 1995 and 1994, home shipments were made from Surrey, British Columbia and Kent, Washington.

         In anticipation of receiving the second timber sale, the process of consolidating the distribution operations in British Columbia began in early 1996. In February 1996, employees at the Kent, Washington facility were notified that the home shipment operations would move to Surrey, British Columbia. Effective January 1, 1997, all home shipments originated from the Surrey facility.

         Also, in anticipation of receiving the second timber sale described above, a tentative 10-year agreement was negotiated with the union for the Canadian plant employees. This agreement provides that the new jobs created/ moved to British Columbia will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and rising, over the next 10 years, to a maximum of 80% of that agreement. Still unresolved are certain matters regarding pension benefits. This agreement is expected to be ratified in the second quarter of 1997.

         As a condition of receiving the second timber sale, the Company committed to consolidating its home shipment operations and to moving a considerable amount of its lumber remanufacturing to British Columbia. To accomplish this consolidation, it is expected to require an investment of $5 to $6 million in new plant and equipment and the leasing of an additional seven to eight acres adjacent to the current facility. The Company is in the process of negotiating the required leases. The Company will not invest a significant amount of cash until the labor agreement is ratified. The Company has evaluated the project in light of the required capital investment, operational viability and other relevant factors. Management believes that the Canadian consolidation is in the best interest of the Company and its stockholders.

         Prior to being able to harvest any timber awarded in this sale, the Company is required to "substantially complete" the items it has committed to under the conditions of the timber sale. The consolidation of shipping operation has occurred. Currently, the Company is in the process of beginning the construction of the new wood remanufacturing and home distribution facility. It is currently expected that construction will begin in the third quarter of 1997 and be completed by the second quarter of 1998. It is currently expected that remanufacturing of lumber from this facility will begin in the third quarter of 1998. It is currently not known at what point the Province of British Columbia will declare that "substantial completion" has occurred.

         Until the British Columbia remanufacturing facility is operational, cedar lumber will continue to be remanufactured by the Company in Tacoma, Washington. When the remanufacturing of lumber is performed in Surrey, British Columbia, the Tacoma, Washington facility will provide its services exclusively to third parties.

         The Company is currently negotiating with a third party for the management of the harvesting of the timber and the sale of the resulting logs. It is currently not envisioned that a joint venture company will be formed. The negotiations are expected to be concluded early in the second quarter of 1997. The Company continues to believe that this contract will be moderately profitable. However, it is not expected that this contract will be as profitable, on a relative basis, as the previously awarded timber sale.

         Management believes that the obtaining of this timber sale will greatly facilitate the procurement of cedar logs or lumber.

         The Surrey, British Columbia location includes and will continue to include a sawmill which currently produces the majority of the Company's cedar lumber needs. Most of the sawmill's output that meets quality standards is remanufactured into the cedar components of homes. Preferably, the higher grades of lumber are used in home packages, where the margins are better. Sawmill production that is not of a grade suitable for use in homes or is in excess of requirements for home sales is sold on the commodity lumber market. Material sales, primarily commodity lumber from all locations, approximated $3.7 million in 1996, $3.8 million in 1995 and $4.0 million in 1994.

         Although cedar logs are the primary raw material used in manufacturing, the Company purchases substantial quantities of forest products on the commodity market to ship in its home packages. Since 1993, the Company has experienced the extreme volatility and record price levels that have been present throughout the forest products industry. Presently, the Company does not anticipate any serious problems in securing the needed forest products in the foreseeable future. The Company does expect that the price volatility may occur for some time. For this reason, in January 1994 the Company began hedging a portion of the expected non-cedar lumber needs using options and futures contracts. The Company may also make selected strategic purchases, when relatively favorable prices exist in the market, of larger quantities than it has historically. These purchases are not expected to be in excess of anticipated needs.

         In 1996, the Canadian government implemented a lumber quota system. This quota system was part of a negotiated settlement related to the United States government's allegation that Canada was subsidizing the forest products industry. Under the quota system, each company can import to the United States a limited quantity of lumber. The Company believes that this constraint on the supply of lumber has been a significant factor in the volatility experienced in the lumber market in 1996.

         With the consolidation of the Company's home shipments in Surrey, British Columbia, all home packages that are not sold in Canada or overseas are imported into the United States. U.S. Customs made a ruling that a Lindal home package is not a "home" as defined by the applicable customs regulations, rather it constitutes a shipment of assorted building and forest products. This forces the Company to use a portion of its assigned quota for the lumber component of each home package. The Company believes that when a home package is imported into the United States, it constitutes a "home" under the applicable custom regulations. As such, the lumber component of the home should not be applied against its allowable lumber quota. The Company is appealing the ruling and intends to vigorously contest the matter. Irrespective of the outcome of the appeal of the ruling, the Company believes that it has sufficient quota for the term of the United States/Canadian governments' agreement, five years.

         FOREIGN OPERATIONS

         The Canadian operations have traditionally supplied wood products to the U.S. facilities and engaged in sales outside the United States. Sales to unaffiliated customers of the Canadian operations during 1996, 1995 and 1994 were as follows (in thousands of U.S. dollars):

                                                     1996       1995      1994
                                                  ------------------------------
Home sales - Canadian                             $  2,239      1,853      2,074
Home sales - overseas                                   --         --        687
Other operating revenue                              3,147      3,600      3,396
                                                  --------   --------   --------
               Total foreign sales                $  5,386      5,453      6,157
                                                  --------   --------   --------

         The U.S. parent company had export sales totaling $3.3 million in 1996, $3.0 million in 1995 and $1.5 million in 1994.

         For additional information on the Company's foreign operations, refer to note 9 to the consolidated financial statements on page 36 of this report.

         EMPLOYEES

         At the end of February 1997, the Company had 233 employees.

         A significant number of the Company's Surrey, British Columbia employees are covered by a collective bargaining agreement with the IWA-Canada. In 1994 the collective bargaining agreement was extended to June 1997. In anticipation of obtaining a timber sale, a tentative 10-year agreement was negotiated with this union. This agreement provides that the new jobs created through the consolidation of operations will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and rising, over the next 10 years, to a maximum of 80% of that agreement. This agreement is expected to be ratified in the second quarter of 1997. For additional information, refer to note 7(b) to the consolidated financial statements on page 35 of this report.

ITEM 2.        PROPERTIES

         Information with respect to the location of the Company's principal locations, which are owned unless otherwise stated, at December 31, 1996 is as follows:

      - Seattle, Washington head office complex on two acres, with a 13,000 square foot office building and two display models.

      - Seattle, Washington business park adjacent to the head office complex on five acres, with 86,000 square feet of concrete tilt-up warehouse. The Company is using approximately 12,000 square feet for storage and office space. The balance of the facility is leased to third parties. At December 31, 1996, all 86,000 square feet is either leased or used by the Company.

      - Surrey, British Columbia manufacturing plant, warehouse, dry kilns and sawmill on ten acres with 61,000 square feet under roof. Canadian and portions of some U.S. home shipments originated from this facility in 1996 and 1995. Effective January 1, 1997, all home shipments originated from this facility. The leases for this land expire in January 1998 and June 1999 and are expected to be renewed in the ordinary course of business. These leases have been renewed regularly since the early 1970's.

      - Kent, Washington 38,000 square foot warehouse on two acres of land. U.S. destined and most overseas home shipments originated from this facility. Effective January 1, 1997, the Surrey, British Columbia facility shipped all home packages. The sale of this facility closed on March 28, 1997.

      - Renfrew, Ontario facility on 21 acres with 110,000 square feet under roof. The Company is using approximately 7,000 square feet for office and warehouse facilities. The rest of the facility is leased to third parties.

      - Tacoma, Washington woodworking operation (including dry kilns) on four acres with approximately 47,000 square feet under roof. Leases on the land and buildings expire in 2000. An additional 24,000 square feet of covered storage is currently being rented on a month-to-month basis.

      - Land for 11 sales locations, including the head office display court. Seven parcels are owned (four in Washington and one each in California, Michigan and Massachusetts) and four parcels are leased (two in Hawaii and one each in Ontario and Japan). The Company also owns two parcels of undeveloped land (one each in Washington and Ontario) that it intends to use for future sales locations.

      - Kirkland, Washington 43,000 square foot manufacturing/warehousing facility under a lease expiring in January 1998. This facility is used for the manufacture of windows.

      - Office space, ranging from 240 to 450 square feet per location, is leased in Michigan, Utah and Virginia for use as regional sales offices. The leases are either month-to-month or expire in 1997.

ITEM 3.        LEGAL PROCEEDINGS

         The Company is presently involved in several lawsuits which are considered ordinary, routine litigation incidental to the business of the Company. Accruals provided are believed adequate to offset any known future liabilities that may arise from these legal actions.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         (a)   Market information:

               The Company's common stock is traded on The NASDAQ Stock Market under the symbol LNDL. The following table sets forth the reported high and low activity for each quarter of 1996 and 1995 as reported by NASDAQ.

                                                     High                Low
                                                   ---------------------------
               1996
               ----
               First quarter                     $   4.38               3.93
               Second quarter                        4.17               3.43
               Third quarter                         3.95               3.83
               Fourth quarter                        3.98               3.70

               1995
               ----
               First quarter                         4.75               3.25
               Second quarter                        4.38               3.63
               Third quarter                         5.00               3.38
               Fourth quarter                        5.00               4.00

         (b) Approximate number of shareholders of record, including beneficial shareholders:

                       Title of class                        March 18, 1997
           ----------------------------------------       --------------------
               Common stock of $.01 par value                    349

               The above number of shareholders of record excludes beneficial owners. Including beneficial owners, the Company believes that it is in compliance with the requirement for listing on the NASDAQ National Market System.

         (c)   Dividends:

               No cash dividends were paid in 1996 or 1995, and the Company does not expect to pay a cash dividend in 1997.

ITEM 6.        SELECTED FINANCIAL DATA

         (In thousands, except ratios and per share amounts)

                                              1996        1995        1994        1993         1992
                                          ----------------------------------------------------------
Revenue                                    $  46,635      42,311      39,533      41,996      38,583

Operating income                               1,224         653       1,251       1,254       2,282
Earnings before cumulative
     effect of accounting change
                                               1,506       1,337       1,017         865       1,688

Net earnings                                   1,506       1,337       1,017         708       1,688

Earnings per common share
     before cumulative effect
     of accounting change
                                                 .37         .33         .25         .21         .41

Net earnings per common share
                                                 .37         .33         .25         .17         .41

Total assets                                  30,034      27,992      26,914      25,144      25,029

Working capital                               10,814       8,840       8,399       8,084       7,715

Long-term debt                                 1,164       1,216       1,864       1,951       2,115

Current ratio                                 2.37:1      2.20:1      2.16:1      2.33:1      2.19:1


         The computation of earnings per common share for all periods presented gives effect to a 10% stock dividend issued on May 12, 1993 and a 5-for-4 stock split effected in the form of a 25% stock dividend issued April 27, 1992.

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

         The Company pays its vendors within stated terms and takes advantage of discounts for early payment. Customer deposits for home and sunroom orders and operations are the Company's primary sources of cash. The Company does not foresee the need to increase its lines of credit in 1997. Traditionally, operations have been the primary source of funds for expansion and/or facilities acquisition.

         As previously stated, the Company is in the process of consolidating its manufacturing and distribution operations.

         The Company resources required to finance the Surrey, British Columbia project and the Lindal Building Products consolidation are estimated to be $8 to $9 million over 1997 and 1998. Approximately $3 million is expected to come from the sale of undeveloped land located at Marysville, Washington, which closed in December 1996, together with the sale of the Kent, Washington facility that had previously been used for home distribution, which closed March 28, 1997. An additional $2 to $3 million is expected to come from industrial revenue bonds associated with the Lindal Building Products facility in Skagit County, Washington. Currently, the remaining $3 to $4 million is expected to be financed from cash reserves and operations. However, the Company is considering additional sources of financing.

         Funding for the Lindal Building Products facility is expected to be required in the spring of 1997. Funding for the Surrey, British Columbia project is expected to begin in the summer of 1997.

         Cash and cash equivalents decreased $399,000 (24%) from December 31, 1995 to December 31, 1996 due primarily to an increase of $1,062,000 (62%) in short-term investments. At December 31, 1996, short-term investments were composed of commercial paper, tax exempt bonds and an interest-bearing account. The proceeds from the sale of the Marysville, Washington property, $1.4 million, was invested in the interest-bearing account. This funding vehicle for the proceeds was chosen to allow the Company to avail itself of favorable tax treatment relating to the sale if the appropriate circumstance arose. The favorable circumstance did not arise and the funds were removed from the account in February 1997. Eighty-two percent of the December 31, 1996 short-term deposits mature at planned intervals before May 1, 1997.

         Cash and cash equivalents are traditionally at their lowest levels in the first quarter of the year. Although no need to borrow for operating needs is foreseen, should a need arise, operating lines totaling $2.9 million are available. The Company did not use the available lines of credit, at any time, in 1995 or 1996.

         Inventories increased $2.1 million (25%) from December 31, 1995 to December 31, 1996. Due to the continuing volatility in the lumber market, a strategy of holding larger than normal quantities of certain lumber components for homes has been pursued. This strategy is designed to allow the Company to ship complete home packages even if short-term supply disruptions occur in the lumber market. Raw materials, work-in-process and finished goods inventories turned over 4.2 times in 1996, 4.5 times in 1995 and 4.2 times in 1994.

         In 1994, the Company began hedging a portion of the non-cedar lumber needs for its home packages. Futures contracts and options are being used. The program's objective is to manage well defined commodity price risks. These derivative financial instruments are not being used for trading purposes. Refer to note 1(i) to the consolidated financial statements on pages 24 and 25 of this report for additional information.

         In 1996, the Company invested $630,000 in building and improvements, $410,000 in manufacturing equipment primarily at the Tacoma lumber remanufacturing facility and Lindal Building Products, $319,000 in computer related equipment and software and $269,000 for all other capital expenditures. All 1996 capital expenditures were financed from operations.

         In 1995, the Company invested $659,000 in computer related equipment and software and office machines, $394,000 in manufacturing equipment, $218,000 in land improvements and $317,000 for all other capital expenditures. All 1995 capital expenditures were financed from operations.

         In September 1995, $604,000 was expended to pay-off an 11% mortgage that was due in 2010.

         In 1994, the Company invested $1,023,000 in display model and design center construction or acquisition and furnishings, $223,000 to purchase land for future display model locations, $241,000 for computer related equipment and software and office machines, $70,000 to improve the Tacoma lumber remanufacturing facility, and $193,000 for all other capital expenditures. All 1994 capital expenditures were financed from operations.

         In addition to the $8 to $9 million for the Surrey, British Columbia and Lindal Building Products facilities, the Company expects to expend $800,000-$900,000 for a reprint of its current planbook, Originals, and will continue to evaluate purchases/projects to determine if investment is warranted.

         RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

         Revenue increased $4.3 million (10%) from 1995 to 1996. Home and sunroom revenue increased $5.2 million (16%) from $33.5 million in 1995 to $38.7 million in 1996. The number of home units shipped increased 18% from 433 in 1995 to 512 in 1996. The average revenue per home unit shipped decreased 1% from $71,000 in 1995 to $70,200 in 1996 due to the Access Product. The Access Product accounted for 20% of home sales revenue and 29% of the home units shipped in 1996 compared to 12% of home sales revenue and 17% home units shipped in 1995.

         Material and chip sales revenue decreased $300,000 (7%) from $4.4 million in 1995 to $4.1 million in 1996. All other revenue sources decreased $500,000 (11%) from 1995 to 1996 due primarily to the revenue recognized due to the production of home plans and window sales.

         The gross profit percentage (gross profit/revenue) was 24.9% in 1995 compared to 23.3% in 1996. In 1995, the cost of goods sold was reduced $265,000 due to the refund of duty. In 1996, the cost of goods sold included a $150,000 charge related to the closing of the Kent, Washington distribution facility. With the cost of goods sold adjusted for each of these items, the gross profit percentage was 24.3% in 1995 compared to 23.7% in 1996. A significant increase in lumber prices in the last half of 1996, was primarily responsible for the decline in the gross profit percentage from 1995 to 1996.

         The Company expects that these historically high lumber prices will continue. Accordingly, in early 1997, a general 4.5% price increase was implemented for all home packages. This price increase is being phased in during the second quarter of 1997 and will be fully effective with shipments made in July 1997.

         Selling, general and administrative expenses decreased $177,000 (2%) from 1995 to 1996. Salaries and related benefits decreased $160,000 (4%) due to a second quarter 1996 reduction in the number of employees. Advertising expenses decreased $193,000 (13%). Bad debt expense increased $95,000 (85%).

         Equity in earnings of affiliate decreased approximately $1 million (98%). The joint venture that generated the earnings essentially completed its operations in 1995.

         Other, net [Other income (expense)] income increased from $5,000 in 1995 to $414,000 in 1996 primarily due to the gain on the sale of the Marysville, Washington property.

         Income tax expense decreased $167,000 (20%) from 1995 to 1996 due primarily to losses in the Canadian operations and a higher effective tax rate in Canada. The Company's Canadian subsidiaries had earnings before income tax expense of $805,000 in 1995 compared to a loss before income tax expense of $444,000 in 1996.

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

         OTHER MATTERS

         Statements contained in this report that are not based on historical facts are forward looking statements subject to uncertainties and risks including but not limited to: the consolidation of operations, trade and government actions, changing economic conditions, trends in the housing market, raw material and labor costs, availability of raw materials, the ability to obtain orders and recruit dealers, demographic influences and continued acceptance of product and services.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item is contained in the Registrant's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

         Information required under this item is contained in the Registrant's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the Registrant's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the Registrant's 1997 Proxy Statement, and is incorporated herein by reference. See also notes 4(d) and 8 to the consolidated financial statements on pages 31 and 35 of this report for information regarding related party transactions.

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

                            LINDAL CEDAR HOMES, INC.

            Index to Consolidated Financial Statements and Schedules


                        Consolidated Financial Statements

                                                                                                          Pages
Independent Auditors' Report                                                                                15
Consolidated Balance Sheets as of December 31, 1996 and 1995                                              17-18
Consolidated Statements of Earnings for each of the years in the three-year period ended
     December 31, 1996                                                                                      19
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended
     December 31, 1996                                                                                      20
Consolidated Statements of Cash Flows for the each of the years in the three-year period ended
     December 31, 1996                                                                                    21-22
Notes to Consolidated Financial Statements                                                                23-36

                                    Schedules

Schedule II       -   Valuation and Qualifying Accounts                                                     37

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindal Cedar Homes, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP

Seattle, Washington
February 14, 1997

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

             (Dollar amounts in thousands, except per share amounts)



                         Assets                              1996        1995
                                                           ---------   ---------
Current assets:
     Cash and cash equivalents, including time
        deposits of $963 in 1996 and
        $1,359 in 1995                                     $   1,262       1,661
     Short-term investments                                    2,776       1,714

     Receivables:
        Trade                                                  2,102       2,342
        Current installments of long-term
          notes receivable                                       203         106
        Refundable income taxes                                  357          --
                                                           ---------   ---------

                                                               2,662       2,448
        Less allowance for doubtful receivables                  394         204
                                                           ---------   ---------

                      Net receivables                          2,268       2,244

     Inventories                                              10,689       8,526
     Prepaid expenses                                          1,423       1,930
     Deferred income taxes                                       314         157
                                                           ---------   ---------

                      Total current assets                    18,732      16,232


Long-term notes receivable, excluding
     current installments                                        927         517

Investment in affiliate                                           --          45


Property, plant and equipment, at cost
     less accumulated depreciation and
     amortization                                              9,829      10,500


Other assets, at cost less accumulated
     amortization of $383 in 1996 and
     $315 in 1995                                                546         698
                                                           =========   =========
                                                           $  30,034      27,992
                                                           =========   =========


          See accompanying notes to consolidated financial statements.

             (Dollar amounts in thousands, except per share amounts)


                       Liabilities and Stockholders' Equity              1996           1995
                                                                     -----------    -----------
Current liabilities:
     Current installments of long-term debt                          $        52             48
     Accounts payable - trade                                              1,467          1,492
     Accrued salaries and wages                                              759            617
     Other accrued expenses                                                  983            682
     Income taxes payable                                                     --            188
     Customer deposits                                                     4,657          4,365
                                                                     -----------    -----------

                      Total current liabilities                            7,918          7,392

Long-term debt, excluding current installments                             1,164          1,216
Deferred income taxes                                                        210            104
Stockholders' equity:
     Common stock, $.01 par value.  Authorized
        10,000,000 shares; issued and
        outstanding 4,081,830 shares
        in 1996 and 4,060,139 shares in 1995
                                                                              41             41
     Additional paid-in capital                                           15,916         15,856
     Cumulative translation adjustment                                      (748)          (644)
     Retained earnings                                                     5,533          4,027
                                                                     -----------    -----------
                      Total stockholders' equity                          20,742         19,280
                                                                     ===========    ===========
                                                                     $    30,034         27,992
                                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  Years ended December 31, 1996, 1995 and 1994

             (Dollar amounts in thousands, except per share amounts)




                                                                   1996           1995           1994
                                                               -----------    -----------    -----------
Revenue                                                        $    46,635         42,311         39,533
Cost of goods sold                                                  35,755         31,758         29,126
                                                               -----------    -----------    -----------

              Gross profit                                          10,880         10,553         10,407

Operating expenses:
     Selling, general and administrative expenses                    9,032          9,209          8,544
     Display court expenses                                            624            691            612
                                                               -----------    -----------    -----------

              Total operating expenses                               9,656          9,900          9,156
                                                               -----------    -----------    -----------
              Operating income                                       1,224            653          1,251

Other income (expense):
     Equity in earnings of affiliate                                    25          1,022             --
     Rental income                                                     363            326            187
     Interest income                                                   275            383            119
     Interest expense                                                 (133)          (223)          (204)
     Other, net                                                        414              5             62
                                                               -----------    -----------    -----------
              Other income, net                                        944          1,513            164
                                                               -----------    -----------    -----------
              Earnings before income tax expense                     2,168          2,166          1,415
Income tax expense                                                     662            829            398
                                                               ===========    ===========    ===========

              Net earnings                                     $     1,506          1,337          1,017
                                                               ===========    ===========    ===========
              Net earnings per common share                    $       .37            .33            .25
                                                               ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1995 and 1994

                          (Dollar amounts in thousands)



                                                       Number                     Additional   Cumulative
                                                      of shares       Common       paid-in     translation     Retained
                                                     outstanding      stock        capital     adjustment      earnings
                                                     -----------   -----------   -----------   -----------    -----------
Balances at December 31, 1993                          4,020,974   $        40        15,748          (491)         1,673
     Stock options exercised and shares
        issued through the Employee
        Stock Purchase Plan                                9,899            --            30            --             --
     Current year translation adjustment                      --            --            --          (319)            --
     Net earnings 1994                                        --            --            --            --          1,017
                                                     -----------   -----------   -----------   -----------    -----------
Balances at December 31, 1994                          4,030,873            40        15,778          (810)         2,690
     Stock options exercised and shares
        issued through the Employee
        Stock Purchase Plan                               24,266             1            57            --             --
     Issuance of restricted stock                          5,000            --            21            --             --
     Current year translation adjustment                      --            --            --           166             --
     Net earnings 1995                                        --            --            --            --          1,337
                                                     -----------   -----------   -----------   -----------    -----------
Balances at December 31, 1995                          4,060,139            41        15,856          (644)         4,027
     Stock options exercised and shares
        issued through the Employee
        Stock Purchase Plan                               16,691            --            41            --             --
     Issuance of restricted stock                          5,000            --            19            --             --
     Current year translation adjustment                      --            --            --          (104)            --
     Net earnings 1996                                        --            --            --            --          1,506
                                                     -----------   -----------   -----------   -----------    -----------
Balances at December 31, 1996                          4,081,830   $        41        15,916          (748)         5,533
                                                     ===========   ===========   ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                                                                         1996          1995          1994
                                                                                      ----------    ----------    ----------
Cash flows from operating activities:
     Net earnings                                                                     $    1,506         1,337         1,017
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization of plant and equipment                                 949           798           785
        Amortization of other assets                                                         167           196            65
        Amortization of display homes                                                        227           245           199
        Gain on disposal of property, equipment and furniture and fixtures                  (407)           (1)          (65)
        Undistributed loss of affiliate                                                       --            --             6
        Deferred income tax benefit (expense)                                                (51)          (55)           76
        Compensation expense related to restricted stock                                      19            21            --
        Change in operating asset and liabilities:
           Decrease (increase) in net receivables                                             73          (188)         (474)
           Increase in inventories                                                        (2,390)         (196)         (524)
           Decrease (increase) in prepaid expenses                                           507          (527)         (348)
           Increase in current liabilities other than current portion of
               long-term debt                                                                522           182         1,171
        Notes receivable decrease (increase) related to operating activities                (331)         (157)           56
        Decrease in other assets related to operating activities                              --             6            --
                                                                                      ----------    ----------    ----------

           Net cash provided by operating activities                                         791         1,661         1,964

Cash flows from investing activities:
     Purchase of short-term investments                                                   (6,870)       (4,218)         (574)
     Liquidation of short-term investments                                                 5,806         2,982         1,774
     Cash received for repayment of notes (not related to the sale of homes)                  60           356           216
     Cash received from sale of property, equipment and furniture and
        fixtures                                                                           1,543             2           219
     Additions to property, plant and equipment                                           (1,625)       (1,557)         (822)
     Disbursements for loans (not related to the sale of homes)                              (50)         (258)         (271)
     Additions to other assets                                                               (25)         (244)         (191)
     Investment in affiliate                                                                  --          (365)         (346)
     Return of investment in affiliate                                                        25           666            --
                                                                                      ----------    ----------    ----------
           Net cash provided by (used in) investing activities                            (1,136)       (2,636)            5
                                                                                      ----------    ----------    ----------
           Subtotal, carried forward                                                        (345)         (975)        1,969
                                                                                      ----------    ----------    ----------

                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                                 (In thousands)

                                                                                         1996          1995          1994
                                                                                      ----------    ----------    ----------
           Subtotal, brought forward                                                  $     (345)         (975)        1,969

Cash flows from financing activities:
     Proceeds from exercise of stock options and stock purchased through
        the Employee Stock Purchase Plan                                                      41            58            30
     Repayment of long-term debt                                                             (50)          (53)          (53)
     Retirement of long-term debt                                                             --          (604)          (98)
     Additions to long-term debt                                                              --            --            36
                                                                                      ----------    ----------    ----------
           Net cash used in financing activities                                              (9)         (599)          (85)
Effect of exchange rates on cash and cash equivalents                                        (45)           16           (27)
                                                                                      ----------    ----------    ----------
           Net increase (decrease) in cash and cash equivalents                             (399)       (1,558)        1,857
Cash and cash equivalents at beginning of year                                             1,661         3,219         1,362
                                                                                      ----------    ----------    ----------
Cash and cash equivalents at end of year                                              $    1,262         1,661         3,219
                                                                                      ==========    ==========    ==========
Supplemental disclosures of cash flow information - cash paid during the year for:
     Interest                                                                         $      133           229           206
     Income taxes                                                                          1,229           630           600
                                                                                      ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)


   (1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)   DESCRIPTION OF BUSINESS

             Lindal Cedar Homes, Inc. (Company) sells high quality, custom cedar home packages to customers, domestically and internationally, through its network of approximately 180 independent dealers. The Company generally requires cash deposits upon placement of order and final payment upon shipment of the home package.

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

       (D)   INVESTMENT IN AFFILIATE

             In 1994, the Company acquired a 50% interest in a corporate joint venture (JV) which was accounted for in accordance with the equity method. The remaining 50% interest was held by an unaffiliated company. Any contributions to the JV, which were made for working capital requirements, and asset or equity distributions from the JV were made in accordance with the respective ownership interests. The JV was formed to harvest timber in British Columbia, Canada. The harvesting of the timber began in the fourth quarter of 1994. The sale of the harvested logs was essentially completed in the second quarter of 1995.

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

             A summary of inventories at December 31 follows:

                                                 1996        1995
                                              --------------------
                  Raw materials               $ 3,491       2,838
                  Work-in-process               2,234       1,581
                  Finished goods                4,056       2,938
                  Display homes                   908       1,169
                                              --------------------
                                              $10,689       8,526
                                              ====================

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


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


             At December 31, 1996, the Company had 16 futures contracts with broker-dealers of approximately $442 maturing through September 1997 with a net deferred gain of $67. The Company is exposed to, but does not anticipate, credit loss in the event of nonperformance by the other parties to the contracts. The Company does not obtain or provide collateral or other security to support the contracts.

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

             No provision has been made for U.S. Federal income taxes on the undistributed earnings of the Company's foreign subsidiaries as it is management's intention to reinvest such earnings indefinitely or to distribute them in a manner which will not generate significant additional taxes. At December 31, 1996, the Company's cumulative undistributed earnings of the subsidiaries for which Federal income taxes have not been provided was $512.

       (L)   EARNINGS PER COMMON SHARE

             Earnings per common share are computed based on the weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

             There was no difference between primary and fully diluted earnings per share for all periods presented. The number of shares used to compute primary and fully diluted earnings per share was 4,097,801 and 4,112,994 for 1996; 4,085,420 and 4,094,005 for 1995; and
             4,056,477 and 4,057,688 for 1994.


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)


       (M)   ADVERTISING

             The Company expenses advertising costs when the related advertising first takes place. The Company recognized advertising expense of $1,264 in 1996, $1,480 in 1995, and $1,449 in 1994.

       (N)   STOCK OPTION PLANS

             Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   (2) PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 consists of the following:

                                                                     1996        1995
                                                                  ---------------------
      Buildings and leasehold improvements                        $  8,204       7,634
      Equipment                                                      4,834       4,618
      Furniture and fixtures                                         3,463       3,079
                                                                  ---------------------
                                                                    16,501      15,331
      Less accumulated depreciation and amortization                 9,432       8,856
                                                                  ---------------------
                                                                     7,069       6,475
      Land                                                           2,760       4,025
                                                                  ---------------------
                    Net property, plant and equipment             $  9,829      10,500
                                                                  =====================


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


   (3) LONG-TERM DEBT

       Long-term debt at December 31 consists of the following:

                                                                                      1996        1995
                                                                                    -------------------
        First mortgage note payable, due in monthly installments of $13,
             including interest at 9.5%; final payment due 2009                     $1,183        1,230
        Other                                                                           33           34
                                                                                    -------------------
                      Total long-term debt                                           1,216        1,264
        Less current installments                                                       52           48
                                                                                    -------------------
                      Long-term debt, excluding current installments                $1,164        1,216
                                                                                    ===================

       At December 31, 1996, certain properties, having an aggregate net book value of approximately $3,577, are pledged as collateral for the above long-term debt.

       Long-term debt matures as follows:

                                                                     There-
         1997         1998         1999       2000       2001         after
       -------------------------------------------------------------------
       $   52          57           63         70         76           898
       ===================================================================

       At December 31, 1996, the Company had $2,865 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate. A $2,500 line of credit expires in April 1997 with the remaining line of credit expiring in July 1997.

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


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)


             There are 466,971 shares of common stock authorized for grants under the terms of the 1988 Plan. Options granted under this plan may be designated as incentive or nonqualified at the discretion of the Committee. The exercise price of the options granted under this plan is set at the time of grant, but may not be less than the fair market value of the Company's stock at the date of grant. At December 31, 1996, there were 53,288 options available for grant. This plan will expire on May 26, 1998.

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

             A summary of the status of both fixed stock option plans as of December 31, 1996, December 31, 1995 and December 31, 1994 and changes during the years ended on those dates is presented below:

                                        1996                      1995                      1994
                                ----------------------    ---------------------    ---------------------
                                           WEIGHTED-                 Weighted-                Weighted-
                                            AVERAGE                   average                  average
                                            EXERCISE                  exercise                 exercise
                                  SHARES     PRICE        Shares      price         Shares     price
                                ----------------------   ----------------------    ---------------------
Outstanding at beginning of
     year                        323,068    $ 4.12        340,995    $ 4.03         287,041    $ 4.31

Granted                          223,400      3.76            -        -             99,500      3.54
Exercised                        (12,843)     2.16        (16,033)     2.09          (2,274)     3.27
Relinquished                     (66,654)     4.44         (1,894)     4.95         (43,272)     4.83
                                ----------               ----------                ----------
Outstanding at end of year       466,971    $ 3.96        323,068    $ 4.12         340,995    $ 4.03
                                ======================   ======================    =====================
Options exercisable at
     year-end                    318,216                  259,370                   248,556
                                 =======                  =======                   =======
Weighted-average fair value
     of options granted
     during the year             $ 2.05                    $ -
                                 ======                    ======



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


             The following table summarizes information about both fixed stock option plans at December 31, 1996:

                                 Options outstanding                   Options exercisable
                     -------------------------------------------- -----------------------------
                                     Weighted-
                                      average        Weighted-                      Weighted-
                                      remaining      average                        average
    Range of             Number      contractual     exercise        Number         exercise
 exercise prices      outstanding       life          price         exercisable       price
-----------------------------------------------------------------   ---------------------------
$2.94 to $4.36          381,446       7.8 years       $ 3.66          242,546       $ 3.62
$4.80 to $5.38           85,525       4.8 years         5.28           75,670         5.29
                     ------------                                   -------------
$2.94 to $5.38          466,971       7.3 years       $ 3.96          318,216       $ 4.02
                     ============================================   ===========================

       (B)   DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

             In 1994, 110,000 shares of common stock were reserved for issuance to nonemployee directors of the Company and distributors who serve on the Distributor Advisory Council (Council). In 1995, the shareholders approved an amendment to the Plan which, among other things, increased the number of shares reserved for issuance under the Directors and Distributors Stock Option Plan (Plan) from 110,000 shares to 210,000 shares. At December 31, 1996, there were 92,491 options available for grant.

             For the year of 1994, nonemployee directors were granted options to purchase one share of common stock for each $1 of net after-tax earnings of the Company. The exercise price was the market price of the Company's stock on the first business day of 1994.

             The 1995 amendment to the Plan also changed the formula used to grant options to nonemployee directors. Pursuant to this amendment, nonemployee directors, when first elected to the Board by the shareholders, would receive an initial grant of options to purchase 10,000 shares of the Company's common stock. The nonemployee directors in office when this amendment was approved were granted, effective the day the amendment was approved, options to purchase 10,000 shares of the Company's common stock. This amendment further provided that options to purchase 5,000 shares of the Company's common stock would be granted to nonemployee directors each October 1, commencing in 1995. The exercise price of each option is the fair market value on the date of grant.

             The options granted to directors who are not a Lindal distributor vest and are exercisable six months after the grant. Options granted to a director, who is also a Lindal distributor, vest and become exercisable as described below.


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)


             On February 1 of each year, every distributor who serves on the Council is granted options to purchase 100 shares of common stock for each year of service on the Council. The options vest and are exercisable over a four-year period beginning with 20% after six months and in annual cumulative increments of 20% beginning from the date of grant. The exercise price of each option is the fair market value on the grant date.

             Options granted to nonemployee directors who are not Lindal distributors expire at the earliest of 10 years from the date of grant or one year after the option holder ceases to be a director. Options granted to distributors, including nonemployee directors who are Lindal distributors, expire at the earliest of 10 years from the date of grant, 90 days after the option holder ceases to be a distributor for any reason other than death or one year after death.

             A summary of the status of this fixed stock option plan as of December 31, 1996, December 31, 1995 and December 31, 1994 and changes during the years ended on those dates is presented below:

                                             1996                               1995                        1994
                                  ------------------------------   ------------------------------   ---------------------------
                                                    WEIGHTED-                      Weighted                        Weighted-
                                                     AVERAGE                       -average                         average
                                                     EXERCISE                      exercise                        exercise
                                       SHARES         PRICE          Shares          price            Shares         price
                                  ------------------------------   ------------------------------   ---------------------------
Outstanding at beginning of
     year                           96,119          $ 4.23          18,444       $ 5.87               7,452       $ 6.36

Granted                             22,100            4.14          79,400         3.89              11,102         5.55
Relinquished                          (710)           5.38          (1,725)        6.15                (110)        6.36
                                  ----------------                 ------------                     ------------

Outstanding at end of year         117,509          $ 4.21          96,119       $ 4.23              18,444       $ 5.87
                                  ==============================   ==============================   ============================

Options exercisable at
     year-end                       80,919                          54,185                            5,211
                                  ================                 ============                     ============

Weighted-average fair value
     of options granted
     during the year                $ 2.36                          $ 2.22
                                  ================                 ============



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

             The following table summarizes information about this fixed stock option plan at December 31, 1996:

                                    Options outstanding                      Options exercisable
                       ----------------------------------------------   -----------------------------
                                        Weighted-       Weighted-
                                         average         average                          Weighted
      Range of            Number        remaining       exercise           Number          average
  exercise prices       outstanding contractual life      price         exercisable    exercise price
---------------------------------------------------------------------   -----------------------------
$3.50 to $5.00           106,100        8.6 years          $ 3.99           70,960          $ 3.95
$6.00 to $6.36            11,409        7.2 years            6.20            9,959            6.20
                       -------------                                    ---------------
$3.50 to $6.36           117,509        8.5 years          $ 4.21           80,919          $ 4.23
                       ==============================================   =============================

       (C)   EMPLOYEE STOCK PURCHASE PLAN

             The Company's 1993 Employee Stock Purchase Plan provides for 110,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to participating employees of the Company. The purchase rights are exercisable annually on October 1 of each year at a price equal to the lesser of 85% of the fair market value of the Company's stock at the beginning or end of the annual period. In 1996, 1995 and 1994, 3,848, 8,233 and 7,625 shares, respectively, were issued under the plan.

       (D)   OTHER GRANTS OF OPTIONS

             On June 30, 1995, the Executive Committee of the Board of Directors granted options to purchase 10,000 shares to Robert McLennaghan for consulting services performed for the Company. The per share exercise price of the options was the fair market value on the date of grant, $3.75. The options were immediately exercisable and expire at the earlier of 10 years from the date of grant or one year after death. The weighted-average fair value of these options was $2.12 per share.

             Mr. McLennaghan is the husband of Bonnie McLennaghan, who is the daughter of Sir Walter Lindal.

       (E)   ISSUANCE OF RESTRICTED STOCK

             Pursuant to a revised compensation program for nonemployee directors, a total of 4,000 shares of the Company's common stock was issued in 1996 and 5,000 shares of the Company's common stock were issued in 1995. The stock issued to the nonemployee directors was valued at the fair market value at the date of grant. As the stock issued was not registered, all certificates bear the appropriate restrictive legend. Compensation expense of $15 and $21 was recorded in 1996 and 1995, respectively.



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)


             Pursuant to pre-employment negotiations, in January 1996, 1,000 shares of common stock were issued, and valued at the fair market value at the date of grant, to the person who became the manager of the Company's building products division. As the stock has not been registered, the certificate bears the appropriate restrictive legend. A charge of $4 was recorded as compensation expense in 1996.

       (F)   OPTION COMPENSATION EXPENSE

             The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for both 1996 and 1995: expected dividend yield 0%, risk free interest rates ranging from 5.8% to 7.5%, expected term of 8.4 years and expected volatility of 37.5%.

             The Company applies APB Opinion No. 25 in accounting for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                          1996         1995
                                                       ----------------------
            Net earnings
                 As reported                          $  1,506       1,337
                 Pro forma                               1,311       1,227

            Net earnings per common shares:
                 As reported                              .37         .33
                 Pro forma                                .32         .30

             The pro forma amounts reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


   (5) INCOME TAXES

       Total income tax expense (benefit) was allocated as follows:

                                                 1996         1995         1994
                                             -----------------------------------
           Current:
              U.S. Federal                   $  1,057         542          394
              Canadian                           (357)        339          (76)
              State                                13           3            5
                                             -----------------------------------
                                                  713         884          323
           Deferred:
              U.S. Federal                       (141)        (53)          79
              Canadian                             90          (2)          (4)
                                             -----------------------------------
                                                  (51)        (55)          75
                                             -----------------------------------
\                            Total           $    662         829          398
                                             ===================================

       The income tax expense in the consolidated financial statements differs from the amount of income tax determined by applying the applicable U.S. Federal statutory income tax rate to pretax income as follows:

                                                 1996          1995       1994
                                                 -----------------------------
       Statutory tax rate                         34  %        34 %       34  %
       Effect of Canadian taxes                   (5)           3         (3)
       Valuation of deferred tax assets            -            -         (4)
       Other, net                                  2            1          1
                                                 -----------------------------
                                                  31  %        38 %       28  %
                                                 =============================


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                                       1996     1995
                                                                                     ----------------
    Deferred tax assets:
         Receivables, due to the allowance for doubtful receivables                  $ 128        64
         Uniform inventory capitalization for tax purposes                              34        20
         Accrued expenses deductible in different years for tax                        152        73
                                                                                     ----------------
                          Deferred tax assets                                          314       157
     Deferred tax liabilities - property, plant and equipment, principally
         due to differences in basis of assets and depreciation                        210       104
                                                                                     ----------------
                          Net deferred tax asset                                     $ 104        53
                                                                                     ================

       The Company's Canadian subsidiaries had losses before income taxes of $444 in 1996 and $114 in 1994. In 1995, the Canadian subsidiaries had earnings before income taxes of $805.

   (6) LEASED ASSETS AND LEASE COMMITMENTS

       The Company controls certain properties under operating leases, some of which are subleased to dealers. In addition, the Company leases certain production facilities and equipment.

       A summary of rent expense under noncancelable operating leases follows:

                                                  1996       1995        1994
                                                 -----------------------------
       Gross rent expense                        $ 473        427         412
            Less sublease rentals                   42          5          16
                                                 -----------------------------
                Net rent expense                 $ 431        422         396
                                                 =============================

       Noncancelable long-term operating lease commitments are as follows:

                  Years ending December 31      Aggregate minimum rentals
              -----------------------------    -----------------------------
                            1997                         $ 371
                            1998                           165
                            1999                           132
                            2000                            66
                                                         ------
                                                         $ 734
                                                         ======



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


  (7) RETIREMENT PLANS

       (A)   SALARY SAVINGS PROFIT SHARING PLAN

             The Company's Salary Savings Profit Sharing Plan under Section 401(k) of the Internal Revenue Code covers substantially all full-time nonunion employees. Plan participants may contribute up to 15% of their annual salary to the plan with the Company making a matching contribution in the amount of 25% of such employee contributions. Plan administration costs and the Company's costs of matching employees' contributions to the plan totaled $85 in 1996, $78 in 1995 and $65 in 1994. The Company may also contribute to the plan such additional amounts as the Board of Directors may determine in its sole discretion. The Board of Directors decided that $31 accrued at both December 31, 1995 and 1994 should be contributed in 1996 and 1995, respectively, to this plan on behalf of the employees.

       (B)   PENSION PLAN

             The Company contributes to various trusteed defined benefit pension plans under industry-wide agreements. These contributions are based on the hours worked by employees covered under collective bargaining agreements. Pension expense for these plans were $165 in 1996, $185 in 1995 and $228 in 1994. In 1994, a new collective bargaining agreement was negotiated for the woodworkers in the Province of British Columbia. The agreement required that employers make two "one time" contributions to the plan. One payment for $22 was made in November 1994. The second payment of $38 was made in June 1995.

   (8) RELATED PARTY TRANSACTIONS

       In 1996, 1995 and 1994, the Company made payments to a private company controlled by Sir Walter Lindal and certain other members of the Lindal family who are officers and directors of the Company of $34 in each of the respective years as consideration for the use of various patents.

       Sales of homes to certain members of the Board of Directors who are also dealers totaled approximately $639 in 1996, $949 in 1995 and $419 in 1994. All sales were made under normal trade terms.


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

                                                       1996           1995          1994
                                                     --------------------------------------
Revenue:
     United States:
        Sales to unaffiliated customers            $   41,249         36,858        33,376
        Transfers to Canadian operations                6,172          1,957         1,874
                                                   ----------------------------------------
                                                       47,421         38,815        35,250
     Canada:
        Sales to unaffiliated customers                 5,386          5,453         6,157
        Transfers to U.S. operations                   11,440          7,053         8,802
                                                   ----------------------------------------
                                                       16,826         12,506        14,959
                                                   ----------------------------------------
                                                       64,247         51,321        50,209
     Less interarea transfers                          17,612          9,010        10,676
                                                   ----------------------------------------
                           Total                   $   46,635         42,311        39,533
                                                   ========================================
Operating income (loss):
     United States                                      1,869          1,134         1,420
     Canada                                              (645)          (481)         (169)
                                                   ----------------------------------------
                           Total                   $    1,224            653         1,251
                                                   ========================================
Identifiable assets:
     United States                                     23,116         22,423        20,933
     Canada                                             6,918          5,569         5,981
                                                   ----------------------------------------
                           Total                   $   30,034         27,992        26,914
                                                   ========================================

       Interarea transfers are made at amounts which approximate fair market values. The net identifiable assets located in Canada approximate total gross identifiable assets.

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

                                                                     Schedule II

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1996, 1995 and 1994

                                 (In thousands)


      Column A                    Column B                Column C                      Column D         Column E
-----------------------------------------------------------------------------------------------------------------
                                                         Additions
                                                ----------------------------
                                                     (1)              (2)
                                                   Charged           Charged
                                 Balance at       to costs            to other                             Balance
                                  beginning          and             accounts -                             at end
Description                        of year        expenses           describe             Deductions       of year
--------------------------------------------------------------------------------------------------------------------
1996

Allowance for doubtful
     receivables                                                                             1   (a)
                                   $204              205              -                     14   (b)          394
                                   =================================================================================
1995

Allowance for doubtful
     receivables                                                                            (2)  (a)
                                   $203              111              -                    112   (b)          204
                                   =================================================================================
1994

Allowance for doubtful
     receivables                                                                             3   (a)
                                   $249              (29)             -                     14   (b)          203
                                   =================================================================================


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

                                      LINDAL CEDAR HOMES, INC.


March 31, 1997
                                        /s/ ROBERT W. LINDAL
                                      -----------------------------------------
                                      Robert W. Lindal, Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date       3/31/97        /s/   SIR WALTER LINDAL            Date       3/31/97         /s/ ROBERT W. LINDAL
         ------------    --------------------------------            ------------   ---------------------------------
                                Sir Walter Lindal                                            Robert W. Lindal
                             Director and Secretary                                         Director, Chairman
                                                                                       and Chief Executive Officer


Date        3/31/97        /s/  DOUGLAS F. LINDAL            Date       3/31/97         /s/ MARTIN J. LINDAL
         ------------    --------------------------------            ------------   ---------------------------------
                                Douglas F. Lindal                                            Martin J. Lindal
                               Director, President                                             Director and
                           and Chief Operating Officer                                  Vice President Information
                                                                                               Systems and
                                                                                           Assistant Secretary


Date        3/31/97         /s/  JOHN F. DACY                Date
         ------------    --------------------------------            ------------   ---------------------------------
                                  John F. Dacy                                             Everett G. Martin
                             Vice President Finance                                        Director and Vice
                                  and Treasurer                                            President Midwest
                            (Principal Financial and                                       and Eastern Canada
                               Accounting Officer)

Date                                                         Date
         ------------    --------------------------------            ------------   ---------------------------------
                                 Harry A. Pryde                                              Rick L. Stanley
                                    Director                                                     Director


Date       3/28/97         /s/ WILLIAM W. WEISFIELD          Date
         ------------    --------------------------------            ------------   ---------------------------------
                              William M. Weisfield                                          Charles R. Widman
                                    Director                                                     Director

                            LINDAL CEDAR HOMES, INC.

                                  EXHIBIT INDEX

Exhibits are numbered in accordance with Item 601 of Regulation S-K.

      Exhibit
      numbers                         Description
      -------                         -----------
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