Form 10-K/A
period 1996-12-31
LINDAL CEDAR HOMES INC /DE/
filed 1997-04-30
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                  FORM 10-K/A


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


            This Amendment, excluding cover page, contains 14 pages

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-K/A

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

Aggregate market price of shares held by nonaffiliates at March 18, 1997 was $6,549,944, consisting of 1,690,308 shares.

The number of shares of common stock outstanding on March 18, 1997 was 4,091,136 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The total number of pages in this Form 10-KA is 14.

                                    PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The Board of Directors presently consists of nine members. Five members of the Board of Directors will be elected at the meeting: Douglas F. Lindal, Harry A. Pryde, William F. Lorenz, Sir Walter Lindal, and William M. Weisfield will be elected for two-year terms expiring at the 1999 Annual Meeting and until their respective successors have been elected and qualified. The directors will be elected by a plurality vote of the shares represented, in person or by proxy, at the meeting.

         Each year the Board of Directors has traditionally selected a nominee for director from among the Company's distributors. The Company believes this improves relationships with its distributors by giving them a voice in the decision-making process and provides the Company with an additional source of information about its markets. The Board of Directors selected Bill Lorenz from among its distributors as a nominee for election as a director at the 1997 Annual Meeting.

         Each of the nominees for director has indicated that he is willing and able to serve as a director. If any nominee becomes unable or unwilling to serve, the accompanying proxy may be voted for the election of such other person as shall be designated by the Board of Directors.

         During 1996, there were six meetings of the Board of Directors. No director attended fewer than 75% of the meetings of the Board of Directors and the various committees thereof at which he or she was entitled to vote, except that Harry A. Pryde attended four of the six full Board Meetings.

         The following table sets forth information regarding each continuing director, each nominee for election as a director, and each executive officer of the Company:

         NAME(1)             AGE         DIRECTOR SINCE             POSITION WITH COMPANY
--------------------------   ----  --------------------------  --------------------------------
Sir Walter Lindal(2)......    78   1966 - 1975 & 1978 on       Chairman Emeritus of the Board
                                                               of Directors, Secretary and
                                                                 Director
Robert W. Lindal(2).......    49   1969 - 1975 & 1976 on       Chairman of the Board of
                                                               Directors and Chief Executive
                                                                 Officer
Douglas F. Lindal(2)......    46   1971 - 1975 & 1980 on       President, Chief Operating
                                                               Officer and Director
Bonnie G. McLennaghan(2)..    52   1966 - 1981 & 1984 - 1993   Vice President
Martin J. Lindal(2).......    43   1981                        Vice President Information
                                                               Systems & Assistant Secretary
                                                                 and Director
Everett G. Martin.........    73   1986                        Vice President; Midwest &
                                                               Eastern Canada and Director
Harry A. Pryde............    66   1994                        Director
William F. Lorenz.........    54   --                          Nominee for Director
Charles R. Widman.........    71   1993                        Director
William M. Weisfield......    55   1994                        Director
Richard C. Bendix.........    48                               Vice President Marketing
Gary D. Kline.............    48                               Vice President Operations

---------------

(1) Each of the individuals listed are continuing directors or nominees for director except Messrs. Bendix and Kline, and Ms. McLennaghan who serve solely in their capacities as executive officers of the Company. Each executive officer is elected by the Board of Directors following the Annual Meeting of Shareholders to serve for a term of one year or until a successor is elected and qualified. The address of each of the individuals listed is the address of the Company's headquarters at 4300 South 104th Place, Seattle, Washington 98178.

(2) Robert W. Lindal, Martin J. Lindal and Douglas F. Lindal are sons, and Bonnie G. McLennaghan is the daughter of Sir Walter Lindal.

         DOUGLAS F. LINDAL was Executive Vice President from 1981 until January 1995, when he became President and Chief Operating Officer of the Company. Mr. Lindal continues to have the sales, marketing and administration areas report to him as well as function as General Manager supervising most Company activities. He has served as a Director of the Company from 1971 to 1975 and from 1980 to the present. Prior to 1981, Mr. Lindal also was an independent distributor for the Company's products in Hawaii.

         HARRY A. PRYDE is currently the president of The Pryde Corporation, a full service property management firm and a builder/developer of single and multi-family housing. He is also a member of the board of directors of Enterprise Bank and several non-profit entities. Mr. Pryde is a past president of the National Association of Home Builders, as well as the Seattle Master Builders Association and the Washington State Home Builders Association. He was first elected a Director of the Company in 1994.

         SIR WALTER LINDAL was Chairman of the Board from 1981 until January 1995, when he became Chairman Emeritus of the Company. Mr. Lindal has been Secretary of the Company since 1981. From 1966 to 1975 he was President of the Company and Chairman of the Board and actively managed the Company. Mr. Lindal is the Company's founder.

         WILLIAM F. LORENZ has been the President of Southern Wisconsin Cedar Homes, a dealer of the Company, since 1991. In 1996, Mr. Lorenz was elected to the Dealer Advisory Council.

         WILLIAM M. WEISFIELD has been the chief operating officer of Northern Capital Company, a privately held investment company in Seattle, Washington since January 1994. From December 1992 to December 1993,

Mr. Weisfield was the chief operating officer of The Robbins Company in Kent, Washington, a manufacturer of underground tunnel boring machines. From 1988 to December 1992, Mr. Weisfield was the Chief Executive Officer of Cornerstone Columbia Development Company, a Seattle, Washington real estate development firm. From 1978 to 1982, Mr. Weisfield was Chairman of the Board of the Federal Home Loan Bank of Seattle and he is currently a member of the Board of Regents of Seattle University. Mr. Weisfield currently is also the Chairman of the Board of Directors of UTILX Corporation, a NASDAQ traded company, and several non-public entities.

         ROBERT W. LINDAL was President of the Company from 1981 to January 1995, when he became Chairman of the Board. He has been the Chief Executive Officer of the Company since 1981. Mr. Lindal continues to have the operations and finance areas of the Company report to him. Mr. Lindal has been a Director of the Company from 1969 to 1975 and 1976 to the present. Prior to 1981, Mr. Lindal was an independent distributor for the Company's products in Hawaii, and the Canadian Production Facilities Manager for the Company. Mr. Lindal is a structural engineer.

         CHARLES R. WIDMAN has been the President of Widman Associates, Inc., forest industry analysts, since 1993. From 1991 to 1993, Mr. Widman was an executive consultant with Sandwell, Inc., a diversified international consulting firm specializing in engineering and the forest industry. From 1978 to 1991, he was Chairman and CEO of Widman Management Limited. After being purchased by Sandwell, Inc. in 1991, Widman Management Limited continues to operate as Widman Management Consultants. Mr. Widman was first elected a Director in 1993.

         MARTIN J. LINDAL has served as a director of the Company since 1981, and was employed by the Company as Administration Manager in 1982. Mr. Lindal was elected Assistant Secretary in 1986 and Vice President Information Systems & Assistant Secretary in 1990.

         EVERETT G. MARTIN has been employed by the Company since 1967 in a variety of key sales and administrative positions. Mr. Martin has been associated with this Company and its predecessors in a variety of positions since 1951. For the past twenty-nine years he has been the Supervisor of the Company's midwest U.S. and eastern Canada operations. Mr. Martin was elected Vice President Midwest & Eastern Canada in 1986. Mr. Martin has served as a Director since 1986.

         RICHARD C. BENDIX joined the Company in 1988 as marketing manager and in 1989 was named Vice President Marketing. Prior to joining the Company, Mr. Bendix was employed by Monterey Domes Inc. from 1980 to 1988 where he last served as Executive Vice President.

         BONNIE G. MCLENNAGHAN has been active in marketing as Publications Director since the Company's formation in 1966 and served as an officer and director of the Company from 1966 to 1981 and as a director from 1984 to February 1993. From 1981 to 1986, Mrs. McLennaghan was Director of Publications. In 1986, she was elected Vice President Publications and in 1990 was elected Vice President.

         GARY D. KLINE joined the Company in 1973 and has worked in several key positions in the scheduling and production areas. Mr. Kline was elected Vice President Operations in 1983.

  Compliance With Section 16 Of The Securities Exchange Act Of 1934

         Section 16 of the Securities Exchange Act of 1934 and rules adopted thereunder establish requirements for officers, directors and beneficial owners of ten percent or more of the Company's outstanding common stock to report transactions and holdings in the Company's securities.

         With respect to 1996, the Company believes, based upon copies of reports furnished to it and written representations that no other reports were required, that all filings under Section 16 were made in a timely fashion except that Mr. Rick Stanley, whose term as director expires with the upcoming shareholder meeting, filed his Form 4 for February 1997 one day late.

ITEM 11.       EXECUTIVE COMPENSATION

         The annual retainer for each director, who was not an employee of the Company, is $4,000, payable $1,000 per quarter, and 1,000 shares of the Company's common stock. The chairman of each committee is paid $1,000 a year. A fee of $500 is paid for each meeting of the Board of Directors or committee of the Board of Directors attended and for significant non-Board or committee meetings. A fee of $250 is paid for each meeting of the Board of Directors or committee of the Board of Directors where the Board member participates by phone.

         Pursuant to the standard compensation program, in November 1996 each of Messrs. Pryde, Widman and Weisfield were granted 1,000 shares of the Company's stock. As the stock issued was not registered, all certificates bear the appropriate restrictive legend. The market price of the stock on the date of issuance was $3.75.

         Each Director who is not an employee of the Company is eligible to participate in the Directors' and Distributors' Stock Option Plan ("Plan"). At the 1995 Annual Meeting, an Amendment to the Plan was approved by the shareholders providing that each non-employee Director would receive options to purchase 10,000 shares upon becoming a Director and options to purchase 5,000 shares as of October 1 of each year he or she continues as a Director. The nonemployee Directors in office when this amendment was approved were granted, effective the day the amendment was approved, options to purchase 10,000 shares of the Company's common stock. The exercise price of options granted under the Plan is the market price of the Company's stock on the date of grant. In November 1996, Messrs. Pryde, Widman and Weisfield were each granted options to purchase 5,000 at a price of $4.13 per share.

         Options granted to non-employee Directors are nonassignable except by will or the laws of dissent and distribution. Options granted are automatically fully vested and are exercisable six (6) months after the date of grant. Options granted to non-employee Directors expire at the earlier of ten (10) years from the grant date, one year after the option holder ceases to be a Director for any reason other than death, or one (1) year after death. However, options granted to Directors who are also Company distributors are subject to the vesting and expiration rules described in the next paragraph for options granted to distributors.

         Non-employee Directors who are also Company distributors, and other members of the Dealer Advisory Council, are eligible to receive options to purchase shares of the Company's stock each year in the amount of 100 shares for each year during which the person was a member of the Council (without regard to years of service as a Director). Mr. Lorenz is a member of the Council and is eligible for options granted under the Plan. In 1996, options to purchase 100 shares were granted to Mr. Lorenz for his participation on the Council. Options granted to distributors under the Plan vest over a period of four (4) years and expire at the earliest of ten (10) years following the date of grant or ninety
(90) days after the option holder ceases to be a distributor (or one year after death).

         The following table shows the compensation for services rendered during fiscal years 1996, 1995 and 1994 for the Chief Executive Officer and each of the four highest paid executive officers of the Company whose aggregate salary and bonus exceeded $100,000 in the most recent fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                     ANNUAL           COMPENSATION
                                                  COMPENSATION           AWARDS
                                               ------------------     ------------          OTHER
              NAME AND                         SALARY(1)   BONUS        OPTIONS        COMPENSATION(2)
         PRINCIPAL POSITION           YEAR       ($)        ($)           (#)                ($)
------------------------------------  ----     -------     ------     ------------     ---------------
Robert W. Lindal....................  1996     177,404     60,537      20,100               7,636
CEO/Chairman                          1995     176,532     38,350         0                 5,858
                                      1994     153,766     20,350      10,000               5,849
Douglas F. Lindal...................  1996     160,366     60,969      20,100               5,306
President                             1995     151,175     38,359         0                 3,721
                                      1994     133,424     20,589      10,000               3,721
Sir Walter Lindal...................  1996     159,669     26,000      20,100               3,023
Secretary                             1995     161,397     22,000         0                 2,945
                                      1994     139,992     14,000      10,000               2,541
Martin J. Lindal....................  1996      99,223     15,096      20,100               4,212
Vice President Information            1995      97,444     11,566         0                 3,157
Systems and Assistant Secretary       1994      79,666      9,066      10,000               2,691

---------------

(1) Includes base salary; taxable life insurance in accordance with the Company's term life insurance plan; life insurance premiums paid for Mr. Robert W. Lindal; purchase of a portion of each named executive's unused accrued paid time off; cash paid for business use of personal automobile for which there is no accounting to the Company for Mr. Douglas F. Lindal; and amounts paid for medical expenses not covered by the Company's medical plan under a program available only to executives for Robert W. Lindal, Sir Walter Lindal, and Mr. Douglas F. Lindal.

(2) For Messrs. Robert W. Lindal, Douglas F. Lindal, and Martin J. Lindal, Other Compensation consists of amounts contributed, at the discretion of the Board of Directors, to the Company's 401(k) Plan and a 25% matching contribution of such employees' contributions to the Plan. For Mr. Robert W. Lindal, it also includes the benefit of personal use of a Company automobile. For Sir Walter Lindal, Other Compensation consists of the benefit of personal use of a Company automobile.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The Company has two employee stock option plans, an Incentive Stock Option Plan effective December 21, 1984 ("1984 Plan") and a 1988 Combined Incentive and Nonqualified Stock Option Plan adopted at the Company's 1988 Annual Meeting of Shareholders ("1988 Plan"). Options to purchase common stock have been granted under the plans to officers and key employees of the Company. The 1984 Plan expired on December 21, 1994. The following tables show stock option grants and exercises in fiscal year 1996 by the executive officers of the Company and the year end values of unexercised options.

                               INDIVIDUAL GRANTS

                                                                                       POTENTIAL REALIZABLE
                                                                                               VALUE
                                                                                         AT ASSUMED ANNUAL
                                                                                             RATES OF
                                           % OF TOTAL                                       STOCK PRICE
                                             OPTIONS                                       APPRECIATION
                                           GRANTED TO       EXERCISE                      FOR OPTION TERM
                             OPTIONS      EMPLOYEES IN       OR BASE                   ---------------------
                           GRANTED(1)      FISCAL YEAR      PRICE(2)      EXPIRATION     5%            10%
          NAME                 (#)             (%)             ($)           DATE       ($)            ($)
          (A)                  (B)             (C)             (D)           (E)        (F)            (G)
------------------------  -------------   -------------   -------------   ----------   ------         ------
Robert W. Lindal........      10,000          4.48%            3.75          3/27/06   23,584         59,765
                              10,100          4.52%            3.75         10/31/06   23,819         60,363
Douglas F. Lindal.......      10,000          4.48%            3.75          3/27/06   23,584         59,765
                              10,100          4.52%            3.75         10/31/06   23,819         60,363
Sir Walter Lindal.......      10,000          4.48%            3.75          3/27/06   23,584         59,765
                              10,100          4.52%            3.75         10/31/06   23,819         60,363
Martin J. Lindal........      10,000          4.48%            3.75          3/27/06   23,584         59,765
                              10,100          4.52%            3.75         10/31/06   23,819         60,363

---------------

(1) The options were granted for a term of 10 years and are immediately exercisable.

(2) The options have an exercise price equal to the market value on the date of grant.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                  SHARES                     OPTIONS AT YEAR-END          IN THE MONEY OPTIONS,
                                ACQUIRED ON    VALUE     ---------------------------         AT YEAR-END (2)
                                EXERCISE(1)   REALIZED   EXERCISABLE   UNEXERCISABLE   ---------------------------
             NAME                   (#)         ($)          (#)            (#)        EXERCISABLE   UNEXERCISABLE
             (A)                    (B)         (C)          (D)            (D)          ($)(E)         ($)(F)
------------------------------  -----------   --------   -----------   -------------   -----------   -------------
Robert W. Lindal..............       0            0         40,600           0            10,812           0
Douglas F. Lindal.............       0            0         40,600           0            10,812           0
Sir Walter Lindal.............       0            0         40,600           0            10,812           0
Martin J. Lindal..............       0            0         40,600           0            10,812           0

---------------

(1) Number of securities underlying options exercised.

(2) Based on a fair market value at fiscal year-end of $4.375.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE

         In 1996, the Compensation Committee (the "Committee") was composed of two of the Company's outside directors, William M. Weisfield and Charles R. Widman. The Committee is responsible for the establishing and administering of policies that govern compensation for the Chief Executive Officer and other executive officers who own 5% or more of the Company's outstanding common stock ("Owner/Officers") and governs the Company's stock option program. The Committee is also directly involved with the setting of the compensation of other executive officers.

COMPENSATION POLICIES

         The Committee bases executive officer compensation on the same guiding principals used to determine compensation programs for all employees. The Company seeks to offer pay and benefits that allow the Company to:

         (A) Attract and retain people with the skills critical to achieve long term success of the Company,

         (B) Maintain compensation costs that are competitive, and

         (C) Pay for performance to both motivate and reward individual and team performance in attaining business objectives and maximizing shareholder value.

FORMS OF COMPENSATION

         Compensation for the Owner/Officers is based on the above Policies and consists of the following components: competitive base pay, bonuses, stock options and competitive benefits.

         Base Salary. The Committee reviews and approves all salary changes for Owner/Officers. The Committee bases its approval of individual salary levels on the compensation budget for the Company, performance-based evaluations, recommendations by the Executive Committee and comparisons to published compensation levels for manufacturing companies of similar size and profitability. In 1994, the Committee approved recommended adjustments in the base salary of the Owner/Officers to a level which would allow for the implementation of a meaningful bonus program in 1995. Accordingly, the Executive Committee recommended and the Committee approved that the base salary of the Owner/Officers, as a group, be increased approximately 25% effective September 1, 1994. The base salary of Mr. Robert Lindal, the Chief Executive Officer, increased from approximately $142,000 per year to approximately $173,000 per year, effective September 1, 1994.

         Bonus. The Committee has devised a bonus plan that is based on selected performance criteria, emphasizing the pre-tax profitability of the Company. For the Chief Executive Officer, the amount of any bonus payment is based solely on the pre-tax earnings of the Company. The Committee consulted with independent compensation experts when devising this plan. The plan was implemented for Owner/Officers and other executive officers in 1995.

         The bonus plan, among other things, defines the bonus pool that is to be available for distribution to the Owner/Officers and other executive officers. If pre-tax earnings are $500,000 or less there is no bonus. For pre-tax earnings from $500,000 to $1,000,000, 10% of pre-tax earnings is the bonus pool. For pretax earnings over $1,000,000 to a maximum of $3,000,000, 20% of pre-tax earnings is added to the bonus pool. The available bonus pool is then divided among the Owner/Officers and other executive officers according to a predetermined percentage.

         Stock Options. Nonqualified or incentive options are periodically granted to all Owner/Officers. Incentive stock options are periodically granted to other executive officers and certain other employees by the Compensation Committee.

1996 COMPENSATION

         As part of the process of formulating a revised bonus plan for 1995, in late 1994 the Committee reviewed the base salaries of the Owner/Officers. It was determined, through consultations with independent compensation experts, that the base salary of the Owner/Officers needed to be adjusted to arrive at a level that allowed a workable bonus plan.

         For the 12 months of 1996, the salary of Mr. Robert Lindal increased .5% over 1995.

         It is the opinion of the Committee, based upon input from independent compensation consultants, that the current base salaries are consistent with base salaries for manufacturing companies of similar size.

                                          COMPENSATION COMMITTEE

                                          William M. Weisfield, Chairman
                                          Charles R. Widman

                         STOCK PRICE PERFORMANCE GRAPH

     The graph below compares for each of the last five calendar years ending December 31, 1996 the cumulative total return of the Company, the NASDAQ Market Index and the Media General Residential Construction Index. Cumulative total return assumes $100 invested January 1, 1992 and reinvestment of all dividends.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                         AMONG LINDAL CEDAR HOMES INC,
                     NASDAQ MARKET INDEX AND MG GROUP INDEX

        MEASUREMENT PERIOD             LINDEL CEDAR
      (FISCAL YEAR COVERED)             HOMES INC.        INDUSTRY INDEX       BROAD MARKET
1991                                               100                 100                 100
1992                                            134.26              112.85              100.98
1993                                            127.33              149.26              121.13
1994                                             66.21               90.33              127.17
1995                                             91.68              129.99              164.96
1996                                             89.13              130.75              204.98

Assumes $100 invested on January 1, 1992.
Assumes dividend reinvested.
Fiscal year ending December 31, 1996.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At the close of business on April 9, 1997 there were 4,091,136 shares of common stock outstanding, which represent all of the voting securities of the Company. Each share of common stock is entitled to one vote. Only shareholders of record at the close of business on April 14, 1997 will be entitled to vote at the meeting. Shareholders have cumulative voting rights with respect to the election of directors and may exercise these rights without giving any notice or taking any other prior action. The existence of cumulative voting rights means that a shareholder may cast a total number of votes in the election of directors which is equal to the number of directors to be elected multiplied by the number of such shareholder's shares. Such votes may be cast entirely for one candidate or may be distributed equally or disproportionately among as many candidates as the shareholder may consider appropriate.

         A shareholder may vote in person or by proxy. A proxy must be in writing and dated and signed by the shareholder. A shareholder giving a proxy has the power to revoke it at any time before it is voted.

         The following table sets forth as of April 9, 1997 certain information as to the number of shares of common stock beneficially owned by each person who is known to the Company to own beneficially more than 5% of its outstanding common stock or who is a Company director or nominee for director, and by all officers and directors of the Company as a group:

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

                                                              NUMBER OF         PERCENTAGE OF
    NAME                                                     SHARES(1)(5)     OUTSTANDING SHARES
    ----                                                     ------------     ------------------
    Sir Walter Lindal(2)...................................      951,133(3)          21.58%
    Robert W. Lindal(2)....................................      442,614(4)          10.04
    Douglas F. Lindal(2)...................................      391,156              8.87
    Bonnie G. McLennaghan(2)...............................      401,168(4)(6)        9.10
    Martin J. Lindal(2)....................................      372,088(4)           8.44
    Everett G. Martin......................................       46,664              1.06
    Harry A. Pryde.........................................       23,017               *
    William F. Lorenz......................................           40               *
    Charles R. Widman......................................       23,725               *
    William M. Weisfield...................................       23,017               *
    All officers and directors as a group (13 persons).....    2,714,864             61.59

---------------

 *  Less than one percent.

(1) Beneficial ownership includes both voting power and investment power.

(2) Robert W. Lindal, Martin J. Lindal and Douglas F. Lindal are sons, and Bonnie G. McLennaghan is the daughter, of Sir Walter Lindal. The address of each of the individuals listed is the address of the Company's headquarters at 4300 South 104th Place, Seattle, Washington 98178.

(3) Includes 772,898 shares held by Lindal, Inc., a private corporation controlled by Sir Walter Lindal in which all adult members of the Lindal family have an ownership interest.

(4) Does not include 772,898 shares owned by Lindal, Inc.

(5) With respect to each such individual and to all officers and directors as a group, the beneficial ownership data includes options to purchase common stock exercisable within 60 days as follows: (i) options to purchase 40,600 shares held by each of Sir Walter Lindal, Robert W. Lindal, Douglas F. Lindal, Martin J. Lindal and Bonnie G. McLennaghan, (ii) options to purchase 11,812 shares held by Everett G. Martin, (iii) options to purchase 21,017 shares held by Harry A. Pryde and William M. Weisfield, (iv) options to purchase 40 shares held by William F. Lorenz, (v) options to purchase 21,725 shares held by Charles R. Widman, (vi) options to purchase 316,486 shares held by all directors and officers as a group.

(6) Includes options to purchase 10,000 shares held by Robert McLennaghan, the husband of Bonnie G. McLennaghan.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         WILLIAM F. LORENZ is the President of Southern Wisconsin Cedar Homes, an independent dealership of the Company. Sales to Southern Wisconsin Cedar Homes were $732,000 in 1996. All sales were on normal trade terms.

         In 1996, the Company made payments aggregating $47,304 to Lindal family members under a variety of agreements. Of this amount, $34,000 was paid to Lindal, Inc., in connection with certain royalty agreements, and $6,652 was paid to each of Robert W. Lindal and Douglas F. Lindal for rental payments on property owned by them which is leased by the Company. See also Notes 4(d) and 8 to the consolidated financial statements on pages 31 and 35 of the Company's form 10-K, to which this report is an amendment.

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


Date       4/30/97         /s/   SIR WALTER LINDAL            Date      4/30/97             /s/ ROBERT W. LINDAL
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


Date       4/30/97          /s/  DOUGLAS F. LINDAL            Date     4/30/97                 /s/ MARTIN J. LINDAL
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


Date        4/30/97         /s/  JOHN F. DACY                Date
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


Date       4/29/97         /s/ WILLIAM W. WEISFIELD          Date
         ------------    --------------------------------            ------------   ---------------------------------
                              William M. Weisfield                                          Charles R. Widman
                                    Director                                                     Director