Form 10-Q
period 1997-03-31
LINDAL CEDAR HOMES INC /DE/
filed 1997-05-14
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________ to ___________


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


                4300 South 104th Place, Seattle, Washington 98178
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


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

Common stock outstanding at April 29, 1997:  4,091,136 shares at $.01 par value.





                                    1 of 15

                            LINDAL CEDAR HOMES, INC.

                                AND SUBSIDIARIES


                                      INDEX
--------------------------------------------------------------------------------




                                                                                        Page
                                                                                       Number
                                                                                       ------

Part I.            Financial Information

     Item 1        Financial Statements
                        Consolidated Balance Sheets                                      4
                        Consolidated Statements of Operations                            5
                        Consolidated Statements of Cash Flows                            6
                        Notes to Consolidated Financial Statements                       7

     Item 2        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                       12


Part II.           Other Information

     Item 6(b)     Reports on Form 8-K                                                  14

     Signatures                                                                         15

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                          PART I: FINANCIAL INFORMATION
                          -----------------------------



ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              March 30, 1997, December 31, 1996 and March 31, 1996

             (Dollar amounts in thousands, except per share amounts)



                                                                                           March 30,    December 31,   March 31,
                                                                                             1997          1996         1996
                                                                                           ---------    ------------  ---------
                                            Assets                                        (unaudited)                (unaudited)
Current assets:
     Cash and cash equivalents                                                             $  2,336        1,262          599
     Short-term investments                                                                     590        2,776        1,084
     Receivables:
        Trade                                                                                 2,435        2,102        2,278
        Current installments of long-term notes receivable                                      228          203           93
        Refundable income taxes                                                               1,019          357          319
                                                                                           --------       ------       ------
                                                                                              3,682        2,662        2,690
        Less allowance for doubtful receivables                                                 419          394          244
                                                                                           --------       ------       ------
                      Net receivables                                                         3,263        2,268        2,446
     Inventories                                                                             11,325       10,689        9,808
     Prepaid expenses                                                                         1,987        1,423        2,122
     Deferred income taxes                                                                      314          314          141
                                                                                           --------       ------       ------
                      Total current assets                                                   19,815       18,732       16,200
Long-term notes receivable, excluding current installments                                    1,022          927          647
Investment in affiliate                                                                          --           --           48
Property, plant and equipment, at cost, less accumulated
     depreciation and amortization                                                            9,231        9,829       10,669
Other assets, at cost, less accumulated amortization                                            504          546          659
                                                                                           --------       ------       ------
                                                                                           $ 30,572       30,034       28,223
                                                                                           ========       ======       ======

                           Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                                                      54           52           49
     Accounts payable - trade                                                                 2,143        1,467        1,779
     Accrued salaries and wages                                                                 189          759          162
     Other accrued expenses                                                                   1,120          983          842
     Customer deposits                                                                        5,850        4,657        5,748
                                                                                           --------       ------       ------
                      Total current liabilities                                               9,356        7,918        8,580
Long-term debt, excluding current installments                                                1,150        1,164        1,203
Deferred income taxes                                                                           387          210          103
Stockholders' equity:
     Common stock of $.01 par value. Authorized 10,000,000 shares; issued and outstanding 4,091,136 shares at March 30, 1997, 4,081,830 shares at
        December 31, 1996 and 4,061,671 shares at March 31, 1996                                 41           41           41
     Additional paid-in capital                                                              15,946       15,916       15,862
     Cumulative translation adjustment                                                         (849)        (748)        (702)
     Retained earnings                                                                        4,541        5,533        3,136
                                                                                           --------       ------       ------
                      Total stockholders' equity                                             19,679       20,742       18,337
                                                                                           --------       ------       ------
                                                                                           $ 30,572       30,034       28,223
                                                                                           ========       ======       ======



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                Quarters ended March 30, 1997 and March 31, 1996

             (Dollar amounts in thousands, except per share amounts)

                                   (Unaudited)


                                                     March 30,   March 31,
                                                       1997        1996
                                                     ---------   ---------
Revenue                                               $ 7,540       6,587
Cost of goods sold                                      7,252       5,645
                                                      -------     -------

              Gross profit                                288         942

Operating expenses:
     Selling, general and administrative expenses       2,183       2,289
     Display court expenses                               161         150
                                                      -------     -------

              Total operating expenses                  2,344       2,439
                                                      -------     -------

              Operating loss                           (2,056)     (1,497)

Other income (expense):
     Rental income                                         90          62
     Interest income                                       60          78
     Interest expense                                     (29)        (31)
     Other, net                                           466          --
                                                      -------     -------

              Other income, net                           587         109
                                                      -------     -------

              Loss before income tax benefit           (1,469)     (1,388)

Income tax benefit                                        477         497
                                                      -------     -------

              Net loss                                $  (992)       (891)
                                                      =======     =======


Net loss per common share                             $  (.24)       (.22)
                                                      =======     =======


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Quarters ended March 30, 1997 and March 31, 1996

                                 (In thousands)

                                   (Unaudited)


                                                                                        March 30,   March 31,
                                                                                          1997        1996
                                                                                        ---------   ---------
Cash flows from operating activities:
     Net loss                                                                            $  (992)       (891)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of plant and equipment                                 244         224
        Amortization of other assets                                                          41          42
        Amortization of display homes                                                         50          58
        Gain on disposal of property, plant, and furniture and fixtures                     (466)         (1)
        Deferred income tax expense                                                          177          15
        Compensation expense related to restricted stock                                      --           4
        Change in certain assets and liabilities:
           Increase in net receivables other than current portion of long-term notes      (1,008)       (223)
           Increase in inventories                                                          (808)     (1,349)
           Increase in prepaid expenses                                                     (564)       (192)
           Increase in current liabilities other than current portion of long-term         1,440       1,184
               debt
        Notes receivable increase related to operating activities                           (135)       (130)
                                                                                         -------     -------

                         Net cash used in operating activities                            (2,021)     (1,259)

Cash flows from investing activities:
     Purchase of short-term investments                                                      (99)       (629)
     Liquidation of short-term investments                                                 2,285       1,258
     Cash received for repayment of notes (not related to the sale of homes)                  21          12
     Cash received from sale of property, plant, furniture and fixtures                    1,460           7
     Additions to property, plant and equipment                                             (605)       (413)
     Disbursements for loans (not related to the sale of homes)                               (8)         --
     Additions to other assets                                                                --          (3)
                                                                                         -------     -------

                         Net cash provided by investing activities                         3,054         232

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                  30           1
     Repayment of long-term debt                                                             (12)        (11)
                                                                                         -------     -------

                         Net cash provided by (used in) financing activities                  18         (10)

Effect of exchange rates on cash and cash equivalents                                         23         (25)
                                                                                         -------     -------

                         Net increase (decrease) in cash and cash equivalents              1,074      (1,062)

Cash and cash equivalents at beginning of period                                           1,262       1,661
                                                                                         -------     -------

Cash and cash equivalents at end of period                                               $ 2,336         599
                                                                                         =======     =======

Supplemental disclosures of cash flow information - cash paid during the year for:
     Interest                                                                            $    29          32
     Income taxes paid (refunded)                                                             --          (3)
                                                                                         =======     =======


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              March 30, 1997, December 31, 1996 and March 31, 1996

            (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

(1)     Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except as noted below, and include all recurring adjustments that are considered necessary by management to fairly state the results of the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and certain disclosures. Actual results could differ from those estimates. These consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Due to the seasonality of the Company's business, the accompanying consolidated financial statements may not necessarily be indicative of the results to be obtained for the full year. This report should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996.

(2)     Loss Per Common Share

        Loss per common share for 1997 and 1996 are computed based on the weighted average number of shares outstanding. The impact of common share equivalents have been excluded from the computation since their effect would be antidilutive. The number of shares used to compute loss per share was 4,085,016 for 1997 and 4,060,955 for 1996.

(3)     Inventories

        A summary of inventories follows (in thousands):

                                       March 30,      December 31,    March 31,
                                         1997           1996            1996
                                       ----------------------------------------
                Raw materials           $ 4,461          3,491          3,438
                Work-in-process           2,686          2,234          2,096
                Finished goods            3,423          4,056          3,177
                Display homes               755            908          1,097
                                        -------------------------------------
                                        $11,325         10,689          9,808
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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

(5)     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following (in thousands):

                                                               March 30,      December 31,     March 31,
                                                                 1997             1996           1996
                                                               ---------      ------------     ---------
        Building and leasehold improvements                     $ 7,324           8,204           7,880
        Equipment                                                 5,084           4,834           4,644
        Furniture and fixtures                                    3,742           3,463           3,173
                                                                -------          ------          ------
                                                                 16,150          16,501          15,697
        Less accumulated depreciation and amortization            9,238           9,432           9,052
                                                                -------          ------          ------
                                                                  6,912           7,069           6,645
        Land                                                      2,319           2,760           4,024
                                                                -------          ------          ------
                Net property, plant and equipment               $ 9,231           9,829          10,669
                                                                =======          ======          ======

(6)     LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):
                                                               March 30,      December 31,     March 31,
                                                                 1997             1996           1996
                                                               ---------      ------------     ---------
        First mortgage note payable, due in monthly
          installments of $13, including interest at 9.5%;
          final payment due 2009                                $ 1,171           1,183           1,218
        Other                                                        33              33              34
                                                                -------         -------         -------
                Total long-term debt                              1,204           1,216           1,252
        Less current installments                                    54              52              49
                                                                -------         -------         -------
                Long-term debt, excluding current
                  installments                                  $ 1,150           1,164           1,203
                                                                =======          ======          ======

        At December 31, 1996, certain properties, having an aggregate net book value of approximately $3,577, were pledged as collateral for the above long-term debt.

        At March 30, 1997, the Company had $2,864 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.

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

                From January 1, 1997 to April 29, 1997, options to purchase 5,306 shares were exercised at a per share price of $2.94. No options were granted in 1997.

        (B)     DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

                The Company has provided for the granting of stock options to nonemployee directors and distributors who serve on the Distributor Advisory Council (Council).

                Non-employee directors are granted options to purchase 10,000 shares of common stock when first elected to the Board of Directors. Additionally, each non-employee director in office each October 1 is granted options to purchase 5,000 shares of the Company's common stock. The exercise price of all options granted shall be the fair market value on the date of grant. No options have been granted to or exercised by non-employee directors from January 1, 1997 through April 29, 1997.

                All distributors who serve on the Council each February 1 are granted options to purchase 100 shares of common stock for each year of service on the Council. The exercise price of the options granted is the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. From January 1, 1997 to April 29, 1997, options to purchase 2,200 shares were granted at a per share price of $4.13. Between January 1, 1997 and April 29, 1997, options to purchase 4,000 shares were exercised at a per share price of $3.75.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

(8)     INCOME TAXES

        Income tax expense (benefit) was allocated as follows (in thousands):

                                        Quarters ended
                                ------------------------------
                                March 30, 1997  March 31, 1996
                                ------------------------------
        Current
           U.S. Federal             $(708)           (382)
           Canadian                    53            (128)
                                    ---------------------
                                     (655)           (510)
        Deferred:
           U.S. Federal               169              15
           Canadian                     9              (2)
                                    ---------------------
                                      178              13
                                    ---------------------
                                    $(477)           (497)
                                    =====================

        The Company's consolidated Canadian subsidiary had earnings before income taxes of $137 for the first quarter of 1997 compared to a loss before income taxes of $289 for the first quarter of 1996.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                             March 30,      December 31,      March 31,
                                                                               1997             1996            1996
                                                                             ------------------------------------------
        Deferred tax assets:
           Receivables, due to the allowance for doubtful receivables           $133             128              75
           Uniform inventory capitalization for tax purposes                      34              34              20
           Accrued expenses deductible in different years for tax                147             152              46
                                                                                ------------------------------------
                Deferred tax assets                                              314             314             141

        Deferred tax liabilities - property, plant and equipment,
           principally due to differences in basis of assets and
           depreciation                                                          387             210             103
                                                                                ------------------------------------
                Net deferred tax assets (liability)                             $(73)            104              38
                                                                                ====================================


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
-------------------------------------------------------------------------------

(9)     OTHER FINANCIAL INFORMATION

        The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands of dollars):


                                1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                -----------------------------------------------------------
                1997
                ----
        Revenue                 $7,540

                1996
                ----
        Revenue                  6,587          14,173          14,632          11,243

                1995
                ----
        Revenue                  6,630          13,947          11,536          10,198

                1994
                ----
        Revenue                  7,076          11,521          10,979           9,957

                1993
                ----
        Revenue                  7,171          12,776          12,965           9,084

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                  FIRST QUARTER

RESULTS OF OPERATIONS

Revenue increased $953,000 (14%) from 1996 to 1997.

Home and sunroom revenue increased $400,000 (8%) from $4.8 million in 1996 to $5.2 million in 1997. The number of home units shipped increased 11% from 61 units in 1996 to 68 units in 1997. The average revenue per home unit shipped was $71,700 in 1996 compared to $71,400 in 1997. The Access product, which sells for approximately 30% less than the traditional Cedar Frame home, accounted for approximately 33% of the home units shipped in both 1996 and 1997.

Material and chip sales increased $700,000 (95%) due primarily to the increased production in the sawmill in 1997.

The dollar value and the number of new orders decreased 5% from 1996 to 1997. The Access product represented 36% of the new orders in 1997 compared to 30% of the new orders in 1996. The Cedar Frame home product represented 49% of the new orders in 1997 compared to 56% in 1996. The Company expects that the Access product will continue to represent an increasing percentage of home sales in the future.

The gross profit percentage (gross profit/revenue) decreased from 14.3% in 1996 to 3.8% in 1997 due primarily to increased lumber prices.

Selling, general and administrative expenses decreased $106,000 (5%) from 1996 to 1997 due primarily to the effect of general cost cutting.

The Kent Washington facility was sold in the first quarter of 1997. The gain, $466,000, is included in Other Income.

LIQUIDITY

The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the lumber industry.

The Company pays its vendors within stated terms and takes advantage of discounts for early payment. Operations and customer deposits for home and sunroom orders are the Company's primary source of cash. The Company is considering increasing one of its lines of credit in 1997.

The total of cash and cash equivalents and short-term investments at March 30, 1997 decreased $1.1 million (28%) from December 31, 1996 due largely to seasonal factors. The total of cash and cash equivalents and short-term investments at March 30, 1997 increased $1.2 million (74%) from March 31, 1996 due largely to the $1.3 million that was realized from the sale of the Kent, Washington facility. In late 1996, the Company realized $1.4 million from the sale of undeveloped land located at Marysville, Washington.

At March 30, 1997, the proceeds from the sale of the Kent, Washington facility were in an interest-bearing escrow account and were applied toward the purchase of a facility in Skagit County, Washington in April 1997. This facility will be used by the Lindal Building Products

Division for the manufacture of windows and for administrative offices. It is planned that sunrooms will be manufactured there later in 1997. The transaction to acquire this facility was structured so that it qualified as a tax-free exchange under section 1031 of the Internal Revenue Code.

At March 30, 1997, short-term investments were primarily composed of tax-exempt bonds and commercial paper. Approximately 90% of the March 30, 1997 short-term investments matures at planned intervals on or before July 1, 1997.

Cash and cash equivalents and investments are traditionally at their lowest levels in the first quarter of the year. However, with the various major projects currently being undertaken, this may not be true for 1997. If a large strategic purchase of inventory is deemed advantageous, the Company may utilize one of its lines of credit.

Inventories increased $636,000 (6%) from December 31, 1996 and $1.5 million (15%) from March 31, 1996. The general increase in inventories is primarily due to increased prices for lumber products and the strategy of holding larger than normal quantities of certain lumber components for homes. This strategy is designed to allow the Company to ship complete home packages even if short-term supply disruptions occur in the lumber market.

Accounts payable-trade and customer deposits increased $676,000 (46%) and $1.2 million (26%), respectively, from December 31, 1996 to March 30, 1997 due to seasonal factors.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

At March 30, 1997, the Company's 10-year labor agreement with the union that represents the Canadian plant employees has not been ratified by the union. Negotiations are continuing on this matter. Until this agreement is ratified, the Company does not intend to finalize its negotiations regarding the land lease for the Canadian plant expansion or expend significant amounts of cash on the planned project.

OTHER MATTERS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) which establishes accounting standards for computing and presenting earnings per share (EPS). The computations for determining EPS should be simplified under SFAS 128. The Company must adopt SFAS 128 beginning December 31, 1997, and will be required to restate all prior-period EPS data presented. Earlier adoption is not permitted. Management believes adoption of SFAS 128 will not impact the Company's financial position and results of operations.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                           PART II. OTHER INFORMATION



ITEM 6(b) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the first quarter of 1997.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES





                                   SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 LINDAL CEDAR HOMES, INC.




                                       By:       /S/ Robert W. Lindal
                                           ------------------------------------
                                                     Robert W. Lindal
                                           Chairman and Chief Executive Officer




                                       By:         /S/ John F. Dacy
                                           ------------------------------------
                                                       John F. Dacy
                                            Vice President Finance & Treasurer
                                                (Chief Accounting Officer)







DATE:

May 14, 1997