Form 10-Q
period 1997-06-29
LINDAL CEDAR HOMES INC /DE/
filed 1997-08-13
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to _________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

Common stock outstanding at August 5, 1997:  4,109,649 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


                                      INDEX




                                                                                                        Page Number
                                                                                                        -----------
Part I.            Financial Information

     Item 1        Financial Statements
                        Consolidated Balance Sheets                                                           4
                        Consolidated Statements of Operations                                                 5
                        Consolidated Statements of Cash Flows                                                 6
                        Notes to Consolidated Financial Statements                                            7

     Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                           13


Part II.           Other Information

     Item 4        Results of Votes of Securities Holders                                                    17

     Item 6(b)     Reports on Form 8-K                                                                       17

     Signatures                                                                                              18




                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                          PART I: FINANCIAL INFORMATION
                          -----------------------------



ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               June 29, 1997, December 31, 1996 and June 30, 1996

             (Dollar amounts in thousands, except per share amounts)

                                  (Unaudited)




----------------------------------------------------------------------------------------------------------------------
                                                                          June 29,      December 31,     June 30, 1996
                                                                            1997            1996
----------------------------------------------------------------------------------------------------------------------
                              Assets
Current assets:
     Cash and cash equivalents                                        $     1,990            1,262            2,012
     Short-term investments                                                    39            2,776            2,848
     Receivables:
        Trade                                                               2,593            2,102            2,872
        Current installments of long-term notes receivable                    208              203               78
        Refundable income taxes                                               625              357                -
                                                                         ---------------------------------------------
                                                                            3,426            2,662            2,950
        Less allowance for doubtful receivables                               437              394              306
                                                                         ---------------------------------------------

                      Net receivables                                       2,989            2,268            2,644
     Inventories                                                           11,460           10,689           10,521
     Prepaid expenses                                                       2,575            1,423            1,907
     Deferred income taxes                                                    348              314              127
                                                                         ---------------------------------------------
                      Total current assets                                 19,401           18,732           20,059
Long-term notes receivable, excluding current installments                    993              927              670
Investment in affiliate                                                         1                -               47
Property, plant and equipment, at cost, less accumulated
     depreciation and amortization                                         11,163            9,829           10,718
Other assets, at cost, less accumulated amortization                          463              546              618
                                                                         =============================================

                                                                      $    32,021           30,034           32,112
                                                                         =============================================
                  Liabilities and Stockholders'
                             Equity

Current liabilities:
     Current installments of long-term debt                                    54               52               50
     Accounts payable - trade                                               3,234            1,467            2,764
     Accrued salaries and wages                                               181              759              393
     Other accrued expenses                                                   981              983              817
     Income taxes payable                                                       -                -              387
     Customer deposits                                                      5,763            4,657            6,642
                                                                         ---------------------------------------------
 Total current liabilities                                                 10,213            7,918           11,053
Long-term debt, excluding current installments                              1,137            1,164            1,190
Deferred income taxes                                                         387              210              118
Stockholders' equity:
     Common stock of $.01 par value. Authorized 10,000,000 shares; issued and outstanding 4,109,649 shares at June 29, 1997, 4,081,830 shares at
        December 31, 1996 and
        4,073,982 shares at June 30, 1996                                      41               41               41
     Additional paid-in capital                                            16,002           15,916           15,888
     Cumulative translation adjustment                                       (932)            (748)            (696)
     Retained earnings                                                      5,173            5,533            4,518
                                                                         ---------------------------------------------
                      Total stockholders' equity                           20,284           20,742           19,751

----------------------------------------------------------------------------------------------------------------------
                                                                      $    32,021           30,034           32,112
======================================================================================================================


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the periods ended June 29, 1997 and June 30, 1996

             (Dollar amounts in thousands, except per share amounts)

                                  (Unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended               Quarters Ended
                                                              ----------------------        ---------------------------
                                                              June 29,      June 30,         June 29,        June 30,
                                                                 1997         1996            1997             1996
-----------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   22,453          20,760        14,913          14,173
Cost of goods sold                                              18,783          15,389        11,531           9,744
                                                              ---------------------------------------------------------
                      Gross profit                               3,670           5,371         3,382           4,429
Operating expenses:
     Selling, general and administrative expenses                4,474           4,514         2,291           2,225
     Display court expenses                                        331             317           170             167
                                                              ---------------------------------------------------------
                      Total operating expenses                   4,805           4,831         2,461           2,392
                                                              ---------------------------------------------------------
                      Operating income (loss)                   (1,135)            540           921           2,037
Other income (expense):
     Rental income                                                 165             157            75              95
     Interest income                                                94             132            34              54
     Interest expense                                              (60)            (67)          (31)            (36)
     Other, net                                                    457               -            (9)              -
                                                              ---------------------------------------------------------
                      Other income, net                            656             222            69             113
                                                              ---------------------------------------------------------
                      Earnings (loss) before
                           income tax expense                     (479)            762           990           2,150
                           (benefit)
Income tax expense (benefit)                                      (119)            270           358             767
                                                              ---------------------------------------------------------
                      Net earnings (loss)                   $     (360)            492           632           1,383
                                                              =========================================================


Net earnings (loss) per common share                        $    (.09)           .12            .15             .34
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the months ended June 29, 1997 and June 30, 1996

                                 (In thousands)

                                  (Unaudited)



----------------------------------------------------------------------------------------------------------------------
                                                                                              June 29,        June 30,
                                                                                                 1997           1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                                                   $     (360)           492
     Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
        operating activities:
           Depreciation and amortization of plant and equipment                                   504            464
           Amortization of other assets                                                            82             83
           Amortization of display homes                                                           94            116
           Loss (gain) on disposal of property, plant, and furniture and fixtures                (463)             3
           Deferred income tax expense                                                              -              4
           Change in certain assets and liabilities:
               Increase in net receivables other than current portion of long-term               (536)          (435)
                  notes
               Increase in inventories exclusive of amortization of display homes              (1,065)        (2,111)
               Decrease (increase) in prepaid expenses                                         (1,151)            23
               Increase in current liabilities other than current portion of                    2,061          3,651
                  long-term debt
               Increase in deferred income taxes                                                  144             42
           Notes receivable increase related to operating activities                             (128)          (142)
                                                                                              ------------------------
                   Net cash provided by (used in) operating activities                           (818)         2,190
Cash flows from investing activities:
     Purchase of short-term investments                                                           (99)        (3,334)
     Liquidation of short-term investments                                                      2,835          2,199
     Cash received for repayment of notes (not related to the sale of homes)                       60             19
     Cash received from sale of property, plant, furniture and fixtures                         1,460              4
     Additions to property, plant and equipment                                                (2,834)          (701)
     Disbursements for loans (not related to the sale of homes)                                    (8)             -
     Additions to other assets                                                                      -             (3)
                                                                                              ------------------------
                   Net cash provided by (used in) investing activities                          1,414         (1,816)
Cash flows from financing activities:
     Proceeds from exercise of stock options                                                       86             28
     Repayment of long-term debt                                                                  (26)           (23)
                                                                                              ------------------------
                   Net cash provided by financing activities                                       60              5
Effect of exchange rates on cash and cash equivalents                                              72            (28)
                                                                                              ------------------------
                   Net increase in cash and cash equivalents                                      728            351
Cash and cash equivalents at beginning of period                                                1,262          1,661
                                                                                              ========================
Cash and cash equivalents at end of period                                                 $    1,990          2,012
                                                                                              ========================
Supplemental disclosures of cash flow information - cash paid during the year for:
     Interest                                                                              $       59             69
     Income taxes paid                                                                              3             28
======================================================================================================================

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               June 29, 1997, December 31, 1996 and June 30, 1996

             (Dollar amounts in thousands, except per share amounts)

                                  (Unaudited)

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

(2)    EARNINGS (LOSS)  PER COMMON SHARE

       There was no difference between primary and fully diluted earnings per share for all periods presented. The number of shares used to compute primary and fully diluted earnings per share was 4,118,907 and 4,128,970 for the second quarter of 1997 and 4,088,094 and 4,108,562 for the second quarter of 1996, 4,102,315 and 4,102,315 for the first six months of 1997 and 4,095,939 and 4,107,337 for the first six months of 1996.

(3)    INVENTORIES

       A summary of inventories follows (in thousands):

                                                              June 29,        December 31,     June 30,
                                                                1997              1996           1996
                                                            ----------------------------------------------
                Raw materials                               $  5,074             3,491            3,752
                Work-in-process                                2,257             2,234            2,184
                Finished goods                                 3,456             4,056            3,546
                Display homes                                    673               908            1,039
                                                              ============================================
                                                            $ 11,460            10,689           10,521
                                                              ============================================


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
                                  (Unaudited)
================================================================================

(4)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of the following (in thousands):

                                                                          June 29,     December 31,        June 30,
                                                                            1997           1996              1996
                                                                         --------------------------------------------
       Building and leasehold improvements                             $    9,445            8,204           7,982
       Equipment                                                            4,906            4,834           4,757
       Furniture and fixtures                                               3,927            3,463           3,186
                                                                         --------------------------------------------

                                                                           18,278           16,501          15,925
       Less accumulated depreciation and amortization                       9,429            9,432           9,235
                                                                         --------------------------------------------

                                                                            8,849            7,069           6,690
       Land                                                                 2,314            2,760           4,028
                                                                         ============================================

                  Net property, plant and equipment                    $   11,163            9,829          10,718
                                                                         ============================================

(5)    LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                                            June 29,    December 31,        June 30,
                                                                              1997          1996              1996
                                                                            -----------------------------------------
       First mortgage note payable, due in monthly installments of $13,
            including interest at 9.5%; final payment due 2009            $  1,158           1,183           1,206
       Other                                                                    33              33              34
                                                                            -----------------------------------------
                  Total long-term debt                                       1,191           1,216           1,240
       Less current installments                                                54              52              50
                                                                            =========================================
                  Long-term debt, excluding current installments

                                                                          $  1,137           1,164           1,190
                                                                            =========================================



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
                                  (Unaudited)
================================================================================

       At December 31, 1996, certain properties, having an aggregate net book value of approximately $3,577, were pledged as collateral for the above long-term debt.

       At June 29, 1997, the Company had $2,859 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.

(6)    OUTSTANDING STOCK OPTIONS

       (a)  EMPLOYEE STOCK OPTION PLANS

            The Company has provided for the granting of stock options to key employees under three plans: the 1984 Incentive Stock Option Plan (the 1984 Plan), the 1988 Combined Incentive Stock Option and Nonqualified Stock Option Plan (the 1988 Plan), and the 1997 Stock Option Plan (the 1997 Plan). All three plans are administered by the Compensation Committee of the Board of Directors (Committee).

            Under the terms of the 1984 Plan, incentive options to purchase shares of the Company's common stock were granted at a price equal to the market price of the stock at the date of grant. The 1984 Plan expired on December 21, 1994 and no future options will be granted under this plan.

            Under the terms of the 1988 Plan, both incentive and nonqualified options to purchase shares of the Company's common stock may be granted. Options under this plan may be designated as incentive or nonqualified at the discretion of the Committee. The exercise price of the options granted under this plan is set at the time of grant, but may not be less than the fair market value of the Company's stock at the date of grant.

            Under the terms of the 1997 Plan, both incentive and nonqualified options to purchase shares of the Company's common stock may be granted. Options under this plan may be designated as incentive or nonqualified at the discretion of the Committee. The exercise price of the options granted under this plan is set at the time of grant but may not be less than the fair market value of the Company's stock at the date of grant.

            At August 5, 1997, there were options outstanding under the 1984 and 1988 Plans to purchase 420,290 shares of common stock at per share prices ranging from $3.15 to $5.38. Of these 420,290 options, 299,360 were currently exercisable at an average price of $4.19 per share. From January 1, 1997 to August 5, 1997, options to purchase 5,000 shares were granted at a price of $4.00 per share. From January 1, 1997 to August 5, 1997, options to purchase 23,819 shares were exercised at an average per share price of $3.04 and options to purchase 27,862 shares were relinquished.




                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
                                  (Unaudited)
================================================================================

       (b)  DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

            The Company has provided for the granting of stock options to non-employee directors and distributors who serve on the Distributor Advisory Council (Council).

            Non-employee directors are granted options to purchase 10,000 shares of common stock when first elected to the Board of Directors. Additionally, each non-employee director in office each October 1 is granted options to purchase 5,000 shares of the Company's common stock. The exercise price of all options granted shall be the fair market value on the date of grant. No options have been granted to or exercised by non-employee directors from January 1, 1997 through August 5, 1997.

            At August 5, 1997, there were options outstanding to non-employee directors to purchase 108,209 shares of common stock at per share prices ranging from $3.75 to $6.36. Of these 108,209 options, 88,402 were currently exercisable at per share prices ranging from $3.75 to $6.36.

            All distributors who serve on the Council each February 1 are granted options to purchase 100 shares of common stock for each year of service on the Council. The exercise price of the options granted is the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. From January 1, 1997 to August 5, 1997, options to purchase 2,200 shares were granted at a per share price of $4.13. Between January 1, 1997 and August 5, 1997, options to purchase 4,000 shares were exercised at a per share price of $3.75, and options to purchase 4,000 shares were relinquished.

       (c)  ISSUANCE OF RESTRICTED STOCK

             Non-employee directors are granted, on October 1 of each year, 1,000 shares of the Company's common stock at the fair market value on the date of issuance. As this stock will not have been registered, all certificates will bear the appropriate restrictive legend. A charge equal to the fair market value on the date of issuance will be recorded as compensation. Pursuant to the pre-employment negotiations, in June 1997, 1,000 shares of common stock were granted, at the fair market value at the date of issuance, to the person who became the Vice-President Finance. As the stock has not been registered, the certificate bears the appropriate restrictive legend. A charge of $4.00 per share was recorded as compensation in 1997.



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
                                  (Unaudited)
================================================================================

(7)    INCOME TAXES

       Income tax expense (benefit) was allocated as follows (in thousands):

                                                          Six Months Ended                Quarters Ended
                                                      -------------------------       ----------------------
                                                      June 29,         June 30,       June 29,       June 30,
                                                        1997             1996           1997            1996
                                                      -------------------------------------------------------
              Current
                   U.S. Federal                     $    (367)           346              341           728
                   Canadian                               103           (129)              50            (1)
                   State                                    -             10                -            10
                                                      -------------------------------------------------------
                                                         (264)           227              391           737
              Deferred:
                   U.S. Federal                           126             31              (43)           16
                   Canadian                                19             12               10            14
                                                      -------------------------------------------------------
                                                          145             43              (33)           30
                                                      =======================================================
                                                    $    (119)           270              358           767
                                                      =======================================================

       The Company's consolidated Canadian subsidiary had earnings before income taxes of $260 for the second quarter of 1997 compared to a loss before income taxes of $299 for the second quarter of 1996.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                             June 29,      December 31,     June 30,
                                                                              1997             1996           1996
                                                                            -----------------------------------------
        Deferred tax assets:
             Receivables, due to the allowance for doubtful receivables    $  158              128             95
             Uniform inventory capitalization for tax purposes                 34               34             20
             Accrued expenses deductible in different years for tax           156              152             12
                                                                            -----------------------------------------
                              Deferred tax assets                             348              314            127
        Deferred tax liabilities - property, plant and equipment,
             principally due to differences in basis of assets and
             depreciation                                                     387              210            118
                                                                            =========================================
                              Net deferred tax assets (liability)         $   (39)             104              9
                                                                            =========================================



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
                                  (Unaudited)
================================================================================

 (8)   OTHER FINANCIAL INFORMATION

       The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands of dollars):

                                           1st Quarter        2nd Quarter       3rd Quarter     4th Quarter
                                           ------------------------------------------------------------------
                       1997
                       ----

              Revenue                      $   7,540             14,913

                       1996
                       ----

              Revenue                          6,587             14,173           14,632           11,243

                       1995
                       ----

              Revenue                          6,630             13,947           11,536           10,198

                       1994
                       ----

              Revenue                          7,076             11,521           10,979            9,957

                       1993
                       ----

              Revenue                          7,171             12,776           12,965            9,084

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                 SECOND QUARTER

RESULTS OF OPERATIONS

Revenue increased $740,000 (5%) from the second quarter of 1996 due to increased material sales.

Home revenue remained virtually unchanged from the second quarter of 1996. Revenue from houses increased $200,000 (2%) from $11.6 million in the second quarter of 1996 to $11.8 million in the second quarter of 1997, while retrofit sunroom sales decreased $207,000 (25%) from $823,000 in the second quarter of 1996 to $616,000 in the second quarter of 1997. The number of home units shipped decreased 1% from 167 units in the second quarter of 1996 to 165 units in the second quarter of 1997. The average revenue per home unit shipped increased 3% from $70,000 in the second quarter of 1996 to $72,000 in the second quarter of 1997. This is partially due to a graduated price increase which will become fully effective in the third quarter of 1997. The Access product, the base price of which is approximately 25% to 30% less than the traditional Cedar Frame home accounted for approximately 42% of the home units shipped in the second quarter of 1997 compared with 28% of the home units shipped in second quarter of 1996.

The dollar value of new home orders decreased 22% from the second quarter of 1996 to the second quarter of 1997. The number of new home orders decreased 18% from the second quarter of 1996 to the second quarter of 1997. The decrease in the number of new orders is due largely to the inclement weather experienced in many parts of the United States and Canada in the Spring and early Summer of 1997 which are prime selling months. The size and value of a home is a function of customer preference and may change somewhat from period to period. Entering the third quarter of 1997, the total backlog, stated in dollars, was 8% higher than it was entering the third quarter of 1996.

The gross profit percentage (gross profit/revenue) was 22.7% in the second quarter of 1997 compared to 31.2% in the second quarter of 1996, due primarily to increased wood costs. Wood costs increased from 45.8% of revenue in the second quarter of 1996 to 54.7% of revenue in second quarter of 1997.

Selling, general and administrative (SG&A) expenses increased $66,000 (3%) from the second quarter of 1996. Selling expenses decreased $152,000 (12%) from $1.222 million in the second quarter of 1996 to $1.070 million in the second quarter of 1997. General and administrative expenses increased $218,000 (22%) from $1.003 million in the second quarter of 1996 to $1.221 million in the second quarter of 1997. This is largely due to seasonal factors, an increase in outside professional services, and the one-time costs associated with moving into the new manufacturing facility in Burlington, Washington.

In the second quarter, the Company purchased a new manufacturing facility in Burlington, Washington and has begun an expansion of the facility. The Windows and Sunroom divisions of the Company have been consolidated into one business unit and now occupies the facility. The purchase of this facility is being treated as a tax-free exchange under section 1031 of the Internal Revenue Code in relation to the Kent, Washington facility, the sale of which occurred in the first quarter of 1997.

In September 1996, the Company obtained the rights to harvest approximately 327,000 cubic meters of timber in the Province of British Columbia. Management expects that the harvest of this timber will assure a supply of cedar for approximately the next five years. Harvesting of the timber is expected to begin later in 1997.


                                  YEAR-TO-DATE

Revenue increased $1.7 million (8%) from $20.8 million in 1996 to $22.5 million in 1997.

Home and Sunroom revenues increased $400,000 (2%) from $17.2 million in 1996 to $17.6 million in 1997. The number of home units shipped increased 2% from 228 in 1996 to 233 in 1997. The average revenue per home unit shipped increased 3% from $70,000 in 1996 to $72,000 in 1997. This is partially due to a graduated price increase which will become fully effective in the third quarter of 1997, and customer preference in the size and value of home units shipped.

The dollar value of new home orders decreased 13% from 1996 to 1997. The number of new home orders decreased by 12%. The decrease in the dollar value of new homes is primarily due to the increased sales percentage of the Access product which represented 43% of the new orders in 1997 compared to 31% of new orders in 1996. The base price of the Access product is approximately 25% to 30% less than the traditional Cedar Frame home. The decrease in the number of new orders is largely due to the inclement weather experienced in many parts of the United States and Canada during the Spring and early Summer months which are prime selling months.

Entering the third quarter of 1997, the total backlog, stated in dollars, was 8% higher than it was entering the third quarter of 1996.

The gross profit percentage of 25.9% in 1996 compared to 16.3% in 1997. The decrease in gross profit is largely due to the increase in wood costs which were 53.6% of revenue in 1997 compared to 45.1% in 1996. The increase in wood costs was partially offset by a graduated price increase which will become fully effective in the third quarter of 1997.

SG&A expenses decreased $40,000 (1%) from 1996 to 1997, due primarily to the effect of general cost cutting.

The Kent, Washington facility was sold in the first quarter of 1997. The gain, $466,000, is included in other income. For tax purposes, the sale of this property will be treated as a section 1031 tax-free exchange for the Burlington, Washington manufacturing facility, which the Company purchased in the second quarter of 1997.

LIQUIDITY

The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment, or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the lumber industry.

The Company pays its vendors within stated terms and takes advantage of discounts for early payments. Operations and customer deposits for home and sunroom orders are the Company's primary source of cash. The Company is considering increasing one of its lines of credit in 1997 to account for its seasonal lumber requirements, the value of which has increased due to the higher cost of wood products.

In 1995, the Company began the process of consolidating its manufacturing and distribution operations and, in late February 1996, notified its employees at the Kent, Washington facility that the home shipment operations would be moved to Surrey, British Columbia. All home shipments now originate from Surrey, British Columbia. In the second quarter of 1997, the Company signed a 10-year labor contract with the union that represents Canadian plant employees at the Surrey facility. The Company expects to expand the facility in Surrey to provide additional manufacturing and shipping capabilities. The Company anticipates that it will spend approximately $5.0 to $6.0 million expanding this facility in 1997 and 1998. It is anticipated that construction will begin sometime in the late third or early fourth quarter of 1997 and will be completed in 1998.

The Company has also consolidated its sunroom and window operations into the new Burlington, Washington facility. When complete, this facility will manufacture the Company's sunrooms in addition to expanding window production. Currently sunrooms are manufactured, on a contract basis, by a third party. The Company expects to begin manufacturing its sunroom products at this location in the fourth quarter of 1997.

Management expects to finance the required capital expenditures for the acquisition and expansion of the Burlington, Washington facility through the issuance of tax-exempt Industrial Revenue Bonds. It is expected that the bonds will be issued early in the fourth quarter of 1997. In connection with the issuance of the Industrial Revenue Bonds, the Company will acquire a Letter of Credit to secure payment of the bonds. To secure the Letter of Credit, the Company will pledge property and equipment with a fair market value of approximately $5.4 million.

The total of cash, cash equivalents and short-term investments at June 29, 1997 decreased $2.0 million (50%) from December 31, 1996 due largely to seasonal factors, an increase in inventories due to the higher cost of wood products, and the purchase and expansion of the Burlington, Washington facility. The total of cash, cash equivalents and short-term investments at June 29, 1997 decreased $2.8 million (58%) from June 30, 1996 due largely to the increase in inventories due to the higher cost of wood products, and the purchase and expansion of the Burlington, Washington facility.

At June 29, 1997, short-term investments were primarily composed of tax-exempt bonds and bankers' acceptances. Approximately 70% of the June 29, 1997 short-term investments mature at planned intervals on or before September 19, 1997.

Production inventories increased $1.0 million (10%) from December 31, 1996 and $1.3 million (14%) from June 30, 1996, primarily due to increased prices for lumber products and the strategy of holding larger than normal quantities of certain lumber components for homes. This strategy is designed to allow the Company to ship complete home packages even if short-term supply disruptions occur in the lumber market.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The programs objective is to manage well-defined commodity risks, hedge against increases in the cost of lumber components and to fulfill orders at quoted prices. These derivative financial instruments are not being used for trading purposes.

Accounts payable - trade and customer deposits increased $2.9 million (47%) from December 31, 1996 due to seasonal factors and the increased cost of wood products, and decreased $400,000 (4%) from June 30, 1996, due to the decrease in the number of new orders. Entering the third quarter of 1997, the total backlog, stated in dollars, was 8% higher than it was entering the third quarter of 1996.

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

Also in February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 129 (SFAS 129) which establishes standards for disclosing information about an entity's capital structure. The disclosures are not expected to have a significant impact on the Company.
SFAS 129 is effective for financial statements ending after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as Components of Comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas, and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                           PART II: OTHER INFORMATION


ITEM 4 - RESULTS OF VOTES OF SECURITIES HOLDERS

The following matters were approved by the shareholders at the Company's annual meeting of shareholders held on May 29, 1997:

                                                                                                     Authority
                                                                                                     Withheld/
                        Description of Proposal                          For           Against        Abstain
----------------------------------------------------------------------------------------------------------------
1.     Election of Directors
             Douglas F. Lindal                                         1,028,945         9,564           -
             Harry A. Pryde                                            1,029,744         8,765           -
             Sir Walter Lindal                                         1,029,744         8,765           -
             William F. Lorenz                                         1,029,744         8,765           -
             William M. Weisfield                                      1,029,744         8,765           -

2.     To amend the Company's Certificate of Incorporation to
       eliminate the right of stockholders to accumulate votes
       in the election of directors
                                                                         941,842        95,123         1,544

3.     To approve the Company's 1997 Stock Option Plan
                                                                         917,599       114,041         6,869

4.     To elect the independent auditors to examine the
       consolidated financial statements of the Company for the
       year ending December 31, 1997                                   1,037,583           617          309

ITEM 6(B) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the second quarter of 1997.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


SIGNATURE:
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LINDAL CEDAR HOMES, INC.


                                By:      /s/ ROBERT W. LINDAL
                                   ---------------------------------------
                                             Robert W. Lindal
                                    Chairman and Chief Executive Officer




                                By:     /s/ DENNIS L. GREGG
                                   ---------------------------------------
                                            Dennis L. Gregg
                                        Vice President Finance
                                      (Chief Accounting Officer)



DATE:
-----

August 13, 1997