Form 10-Q
period 1997-09-28
LINDAL CEDAR HOMES INC /DE/
filed 1997-11-12
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
        _______________


Commission File Number 0-6087


                            LINDAL CEDAR HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     91-0508250
  -------------------------------                    ----------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)


            4300South 104th Place, Seattle, Washington 98178 (Address
            ---------------------------------------------------------
                         of principal executive offices)
                                   (Zip code)


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

Common stock outstanding at November 4, 1997: 4,112,049 shares at $.01 par value.


                                    1 of 20

                            LINDAL CEDAR HOMES, INC.
                             AND SUBSIDIARIES INDEX


                                                                                        Page
                                                                                       Number
                                                                                       ------
Part I.         Financial Information                                                     3

    Item 1      Financial Statements
                    Consolidated Balance Sheets                                           4
                    Consolidated Statements of Operations                                 5
                    Consolidated Statements of Cash Flows                                 6
                    Notes to Consolidated Financial Statements                           7-12

    Item 2      Management's Discussion and Analysis of Financial Condition and          13
                    Results of Operations


Part II.        Other Information

    Item 6(b)   Reports on Form 8-K                                                      19

    Signatures                                                                           20

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

          September 28, 1997, December 31, 1996 and September 29, 1996

             (Dollar amounts in thousands, except per share amounts)

                                   (Unaudited)


                                                     September 28,  December 31,   September 29,
                                                         1997           1996           1996
                                                       --------       --------       --------
                                     Assets
Current assets:
    Cash and cash equivalents                          $    627          1,262            848
    Short-term investments                                   79          2,776          3,758
    Receivables:
       Trade                                              2,422          2,102          2,400
       Current installments of long-term notes              262            203            109
         receivable
       Refundable GST and income taxes                    1,079            357             --
                                                       --------       --------       --------
                                                          3,763          2,662          2,509
       Less allowance for doubtful receivables              371            394            347
                                                       --------       --------       --------

                  Net receivables                         3,392          2,268          2,162
    Inventories                                          11,348         10,689         10,729
    Prepaid expenses                                      2,147          1,423          1,609
    Deferred income taxes                                   260            314            193
                                                       ========       ========       ========
                  Total current assets                   17,853         18,732         19,299
Long-term notes receivable, excluding current             1,252            927            774
    installments
Investment in affiliate                                       1           --               54
Property, plant and equipment, at cost, less
    accumulated depreciation and amortization            12,272          9,829         10,675
Other assets, at cost, less accumulated amortization        419            546            579
                                                       --------       --------       --------

                                                       $ 31,797         30,034         31,381
                                                       ========       ========       ========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                   56             52             51
    Accounts payable - trade                              3,760          1,467          2,352
    Accrued salaries and wages                              158            759            833
    Other accrued expenses                                1,036            983            921
    Income taxes payable                                      5           --              245
    Customer deposits                                     4,951          4,657          5,197
                                                       ========       ========       ========
                  Total current liabilities               9,966          7,918          9,599
Long-term debt, excluding current installments            1,121          1,164          1,177
Deferred income taxes                                       412            210            138
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       10,000,000 shares; issued and outstanding
       4,112,049 shares at September 28, 1997,
       4,081,830 shares at December 31, 1996 and             41             41             41
       4,073,982 shares at September 29, 1996
    Additional paid-in capital                           16,010         15,916         15,888
    Cumulative translation adjustment                      (552)          (748)          (714)
    Retained earnings                                     4,799          5,533          5,252
                                                       --------       --------       --------
                  Total stockholders' equity             20,298         20,742         20,467
                                                       ========       ========       ========

                                                       $ 31,797         30,034         31,381
                                                       ========       ========       ========

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the periods ended September 28, 1997 and September 29, 1996

             (Dollar amounts in thousands, except per share amounts)

                                   (unaudited)


                                                Nine Months Ended            Quarters Ended
                                           -----------------------       -----------------------
                                         September 28,  September 29,  September 28,  September 29,
                                             1997          1996           1997            1996
                                           --------       --------       --------       --------
Revenue                                    $ 36,751         35,392         14,298         14,632
Cost of goods sold                           30,747         26,526         11,964         11,137
                                           --------       --------       --------       --------

           Gross profit                       6,004          8,866          2,334          3,495

Operating expenses:
    Selling, general and administrative       6,727          6,820          2,310          2,306
       expenses
    Consolidation expenses                      185           --              128           --
    Display court expenses                      452            506            121            189
                                           --------       --------       --------       --------
           Total operating expenses           7,364          7,326          2,559          2,495
                                           --------       --------       --------       --------
           Operating income (loss)           (1,360)         1,540           (225)         1,000

Other income (expense):
    Rental income                               259            266             94            109
    Interest income                             132            205             38             73
    Interest expense                            (91)           (98)           (31)           (31)
    Other, net                                  431           --              (26)          --
                                           --------       --------       --------       --------
           Other income, net                    731            373             75            151
                                           --------       --------       --------       --------

           Earnings (loss) before income
              tax expense                      (629)         1,913           (150)         1,151

Income tax expense                              104            688            223            418
                                           ========       ========       ========       ========
           Net earnings (loss)             $   (733)         1,225           (373)           733
                                           ========       ========       ========       ========


Net earnings (loss) per common share       $   (.18)           .30           (.09)           .18
                                           ========       ========       ========       ========


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the nine months ended September 28, 1997 and September 29, 1996

                                 (In thousands)

                                   (Unaudited)

                                                                         September 28,    September 29,
                                                                             1997             1996
                                                                         -------------    -------------
Cash flows from operating activities:
    Net earnings (loss)                                                    $  (733)           1,225
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization of plant and equipment                  713              712
         Amortization of other assets                                          123              125
         Amortization of display homes                                         130              172
         Loss (gain) on disposal of property, plant, and
            furniture and fixtures                                            (437)               9
         Deferred income tax expense                                            --               (2)
         Compensation expenses related to restricted stock                      --                4
         Change in certain assets and liabilities:
            Decrease (increase) in net receivables other than current
               portion of long-term notes                                   (1,055)              74
            Increase in inventories exclusive of amortization of
               display homes                                                  (917)          (2,390)
            Decrease (increase) in prepaid expenses                           (724)             322
            Increase in current liabilities other than current
               portion of long-term debt                                     2,066            2,202
            Increase in deferred income taxes                                  260               --
         Notes receivable increase related to operating activities            (438)            (235)
                                                                           -------          -------
                Net cash provided by (used in) operating activities         (1,012)           2,218

Cash flows from investing activities:
    Purchase of short-term investments                                        (139)          (4,973)
    Liquidation of short-term investments                                    2,835            2,927
    Cash received for repayment of notes (not related to the sale               89               41
       of homes)
    Cash received from sale of property, plant, furniture and fixtures       1,494               10
    Additions to property, plant and equipment                              (4,272)            (989)
    Disbursements for loans (not related to the sale of homes)                 (29)              --
    Additions (deletions) to other assets                                        3               (7)
                                                                           -------          -------
                Net cash used in investing activities                          (19)          (2,991)

Cash flows from financing activities:
    Proceeds from exercise of stock options                                     93               28
    Repayment of long-term debt                                                (40)             (35)
                                                                           -------          -------
                Net cash provided by (used in) financing activities             53               (7)

Effect of exchange rates on cash and cash equivalents                          343              (33)
                                                                           -------          -------
                Net decrease in cash and cash equivalents                     (635)            (813)

Cash and cash equivalents at beginning of period                             1,262            1,661
                                                                           -------          -------
Cash and cash equivalents at end of period                                 $   627              848
                                                                           =======          =======
Supplemental disclosures of cash flow information - cash paid during the year for:
      Interest                                                             $    88               98
      Income taxes paid                                                          2              639
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

(2)   EARNINGS (LOSS)  PER COMMON SHARE

      There was no difference between primary and fully diluted earnings per share for all periods presented. The number of shares used to compute primary and fully diluted earnings per share was 4,111,915 and 4,111,915 for the third quarter of 1997 and 4,096,664 and 4,104,794 for the third quarter of 1996, 4,111,074 and 4,111,074 for the first nine months of 1997 and 4,096,180 and 4,106,489 for the first nine months of 1996.

(3)   INVENTORIES

      A summary of inventories follows (in thousands):


              September  28,     December 31,  September 29,
                   1997            1996            1996
                  -------         -------         -------
Raw materials     $ 3,772           3,491           3,832
Work-in-process     2,742           2,234           2,324
Finished goods      4,303           4,056           3,589
Display homes         531             908             984
                  -------         -------         -------
                  $11,348          10,689          10,729
                  -------         -------         -------

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)

                                   (Unaudited)

(4)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following (in thousands):


                                               September 28, December 31, September 29,
                                                   1997         1996          1996
                                                 -------       -------       -------
Building and leasehold improvements              $10,558         8,204         8,101
Equipment                                          7,611         4,834         4,818
Furniture and fixtures                             1,576         3,463         3,250
                                                 -------       -------       -------
                                                  19,745        16,501        16,169
Less accumulated depreciation and amortization     9,667         9,432         9,449
                                                 -------       -------       -------
                                                  10,078         7,069         6,720
 Land                                              2,194         2,760         3,955
                                                 -------       -------       -------
         Net property, plant and equipment       $12,272         9,829        10,675
                                                 =======       =======       =======


(5)   LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):


                                             September 28,    December 31,  September 29,
                                                  1997           1996           1996
                                                 ------         ------         ------
First mortgage note payable, due in monthly
    installments of $13, including interest at   $1,144          1,183          1,195
    9.5%; final payment due 2009
Other                                                33             33             33
                                                 ------         ------         ------
         Total long-term debt                     1,177          1,216          1,228
Less current installments                            56             52             51
                                                 ------         ------         ------
         Long-term debt, excluding current
             installments
                                                 $1,121          1,164          1,177
                                                 ======         ======         ======


      At December 31, 1996, certain properties, having an aggregate net book value of approximately $3,577, were pledged as collateral for the above long-term debt.

      At September 28, 1997, the Company had $2,860 of unsecured lines of credit with banks to be drawn upon as needed, with interest at 1/2% above the prime rate.

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

          At October 3, 1997, there were options outstanding under the 1984 and 1988 Plans to purchase 397,853 shares of common stock at per share prices ranging from $3.15 to $5.38. Of these 397,853 options, 282,333 were currently exercisable at an average price of $4.19 per share. From January 1, 1997 to October 3, 1997, options to purchase 6,000 shares were granted at a price of $4.00 per share. From January 1, 1997 to October 3, 1997, options to purchase 26,219 shares were exercised at an average per share price of $3.08 and options to purchase 48,899 shares were relinquished.

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)

                                   (Unaudited)




          Non-employee directors are granted options to purchase 10,000 shares of common stock when first elected to the Board of Directors. Additionally, each non-employee director in office each October 1 is granted options to purchase 5,000 shares of the Company's common stock. The exercise price of all options granted shall be the fair market value on the date of grant. From January 1, 1997 through September 28, 1997, options to purchase 10,000 shares were granted at a price of $4.13 per share. On October 1, 1997, options to purchase 15,000 shares were granted at a price of $4.00 per share..

          At October 3, 1997, there were options outstanding to non-employee directors to purchase 104,749 shares of common stock at per share prices ranging from $3.75 to $6.36. Of these 104,759 options, 72,359 were currently exercisable at per share prices ranging from $3.75 to $6.36. From January 1, 1997 through October 3, 1997, options to purchase 4,000 shares were exercised at an average price of $3.75, and options to purchase 18,450 shares were relinquished.

          All distributors who serve on the Council each February 1 are granted options to purchase 100 shares of common stock for each year of service on the Council. The exercise price of the options granted is the market price of the Company's stock on the first business day of October preceding the year in which the options are granted. At October 3, 1997, there were options outstanding to distributors to purchase 14,530 shares of common stock at prices ranging from $3.50 to $6.36. Of these 14,530 options, 9,110 were currently exercisable at per share prices ranging from $3.50 to $6.36. From January 1, 1997 to October 3, 1997, options to purchase 2,200 shares were granted at a per share price of $4.13. Between January 1, 1997 and October 3, 1997, no options to purchase shares were exercised, and options to purchase 2,970 shares were relinquished..

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

          Pursuant to the pre-employment negotiations, in June 1997, 1,000 shares of common stock were granted, at the fair market value at the date of issuance, to the person who became the Vice President Finance. As the stock has not been registered, the certificate bears the appropriate restrictive legend. A charge of $4.00 per share was recorded as compensation in 1997.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)

                                   (Unaudited)

(7)   INCOME TAXES

      Income tax expense (benefit) was allocated as follows (in thousands):


                               Nine Months Ended              Quarters Ended
                             --------------------          --------------------
                         September 28,  September 29,  September 28,  September 29,
                              1997           1996           1997           1996
                             -----          -----          -----          -----
     Current
         U.S. Federal        $  11            838            378            492
         Canadian                6           (167)           (97)           (38)
         State                --               20           --               10
                             -----          -----          -----          -----
                                17            691            281            464
     Deferred:
         U.S. Federal           87            (33)           (39)           (64)
         Canadian             --               30            (19)            18
                             -----          -----          -----          -----
                                87             (3)           (58)           (46)
                             -----          -----          -----          -----
                             $ 104            688            223            418
                             =====          =====          =====          =====


     The Company's consolidated Canadian subsidiary had a loss before income taxes of $896 for the first nine months of 1997 compared to a loss before income taxes of $381 for the first nine months of 1996.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):


                                     September 28,  December 31, September 29,
                                         1997           1996          1996
                                        -----          -----         -----
Deferred tax assets:
Receivables, due to the allowance for
  doubtful receivables                  $  71            128           111
Uniform inventory capitalization for       34             34            19
  tax purposes
Accrued expenses deductible in
  different years for tax                 155            152            63
                                        -----          -----         -----

               Deferred tax assets        260            314           193

Deferred tax liabilities - property,
  plant and equipment, principally due
  to differences in basis of assets
  and depreciation                        412            210           138
                                        -----          -----         -----
               Net deferred tax
                 assets (liability)     $(152)           104            55
                                        =====          =====         =====

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

             (Dollar amounts in thousands, except per share amounts)

                                   (Unaudited)


(8)   OTHER FINANCIAL INFORMATION

      The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands of dollars):


                                 1st Quarter     2nd Quarter    3rd Quarter  4th Quarter
                                 -----------     -----------    -----------  -----------
            1997
            ----

           Revenue                 $  7,540         14,913         14,298

            1996
            ----

           Revenue                    6,587         14,173         14,632       11,243

            1995
            ----

           Revenue                    6,630         13,947         11,536       10,198

            1994
            ----

           Revenue                    7,076         11,521         10,979        9,957

            1993
            ----

           Revenue                    7,171         12,776         12,965        9,084

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                  THIRD QUARTER

RESULTS OF OPERATIONS

NEW ORDERS

The dollar value of new home orders increased 29% from the third quarter of 1996 to the third quarter of 1997. This is due to the price increase introduced in the spring of 1997 becoming fully effective in the third quarter of 1997, and that size and value of a home is a function of customer preference and may change somewhat from period to period.

The number of new home orders increased 19% from the third quarter of 1996 to the third quarter of 1997. The increase in the number of new orders is due largely to the delay in orders caused by the inclement weather experienced in many parts of the United States and Canada in the Spring and early Summer of 1997.

Entering the fourth quarter of 1997, the total backlog, stated in dollars, was 28% higher than it was entering the fourth quarter of 1996.

REVENUE

Revenue decreased $334,000 (2.3%) from the third quarter of 1996 primarily due to a reduction in the number of homes shipped.

Home revenue (houses and sunrooms) decreased $700,000 (5.6%) from $12.6 million in the third quarter of 1996 to $11.9 million in 1997. Revenue from houses decreased $700,000 (5.9%) from $11.8 million in 1996 to $11.1 million in 1997, while revenue from sunrooms remained virtually unchanged. The number of home units shipped decreased 12% from 173 units in the third quarter of 1996 to 153 units in the third quarter of 1997. The average revenue per home unit shipped increased 7% from $68,000 in the third quarter of 1996 to $73,000 in the third quarter of 1997.

The Access product, the base price of which is approximately 25% to 30% less than the traditional Cedar Frame home, accounted for approximately 46% of the home units shipped in the third quarter of 1997 compared with 32% of the home units shipped in the third quarter of 1996.

MATERIAL COSTS

While there was some softening of prices in specific areas of the wood supply market, the otherwise escalating costs of lumber and wood products continued to depress the Company's margins. In the third quarter of 1996, wood costs were 51.6% of revenue while in the third quarter of 1997, wood costs increased to 58.2% of revenue. Wood costs were 49.3% of revenue in the third quarter of 1995.

To partially offset the increasing cost of wood and lumber products, the Company announced in the Spring of 1997 a graduated price increase which became fully effective in the third quarter of 1997. As the cost of lumber and wood products have continued to increase, the Company has announced an additional graduated price increase which will be implemented beginning late in the fourth quarter of 1997.

GROSS PROFIT

The gross profit percentage (gross profit/revenue) was 16.3% in the third quarter of 1997 compared to 23.9% in the third quarter of 1996, due primarily to increased costs of lumber and wood products.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses were virtually unchanged from the third quarter of 1996. Selling expenses increased $9,000 (.8%) from $1.192 million in the third quarter of 1996 to $1.201 million in the third quarter of 1997. General and administrative expenses decreased $5,000 (.4%) from $1.114 million in the third quarter of 1996 to $1.109 million in the third quarter of 1997.

OPERATIONS

In the second quarter of 1997, the Company purchased a new manufacturing facility in Burlington, Washington and began an expansion of the facility. The expansion of the facility provides for internal manufacturing of the Company's sunrooms, which are currently manufactured under contract by a third party, and expanded production of windows.

The expansion of the facility was substantially completed in the third quarter. The new product lines are being installed over the next two quarters. The Window and Sunroom Divisions of the Company have been consolidated into one business unit and now occupy the facility. The one-time costs associated with the move/consolidation of Lindal Building Products into the new Burlington, Washington facility were $128,000 in the third quarter of 1997 and $57,000 in the second quarter of 1997.


                                  YEAR-TO-DATE

NEW ORDERS

The dollar value of new home orders decreased 4% from 1996 to 1997. The decrease in the dollar value of new homes is primarily due to the decline in the number of new home orders which decreased by 5% from 1996 to 1997, the increased sales percentage of the Access product, which represented 45% of the new orders in 1997 compared to 33% of new orders in 1996, and the fact that the size and value of a home is a function of customer preference and changes somewhat from period to period. The base price of the Access product is approximately 25% to 30% less than the traditional Cedar Frame home. The decrease in the number of new orders is largely due to the inclement weather experienced in many parts of the United States and Canada during the Spring and early Summer months which delayed orders.

Entering the fourth quarter of 1997, the total backlog, stated in dollars, was 28% higher than it was entering the fourth quarter of 1996.

REVENUE

Revenue increased $1.36 million (3.8%) from $35.39 million in 1996 to $36.75 million in 1997. This is largely due to increased revenue from material and other sales which increased by $1.64 million (29.4%) from $5.58 million in 1996 to $7.22 million in 1997.

Home and sunroom revenues decreased $280,000 (.9%) from $29.81 million in 1996 to $29.53 million in 1997. The number of home units shipped decreased 4% from 401 in 1996 to 386 in 1997. The average revenue per home unit shipped increased 4% from $69,000 in 1996 to $72,000 in 1997. This is partially due to the implementation of a graduated price increase which became fully effective in the third quarter of 1997, and customer preference in the size and value of home units shipped.

MATERIAL COSTS

During all of 1997, the Company experienced escalating costs of lumber and wood products which have depressed Company margins. Wood costs were 47.7% of revenue in 1996 compared with 55.1% of revenue in 1997, and 47.4% of revenue in 1995.

The Company began experiencing increases in the cost of cedar, the major component of its houses, early in 1996 and the cost has not declined at all. Currently cedar costs 35% more than it did 18 months ago. Framing lumber costs have declined to about two-thirds of the 25% cost increase that occurred from the low point of 1996 to the high point in 1997; however, the value of the framing lumber used is considerably less than the cedar in the houses sold by the Company.

To partially offset the increasing cost of wood and lumber products, the Company, the Spring of 1997, announced a graduated price increase which became fully effective in the third quarter of 1997. As the cost of lumber and wood products have continued to increase, the Company has announced an additional graduated price increase which will be implemented beginning late in the fourth quarter of 1997.

GROSS PROFIT

The gross profit percentage was 25.1% in 1996 compared to 16.3% in 1997. The decrease in gross profit is largely due to the increase in cost of lumber and wood products.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses decreased by $90,000 (1.3%) from $6.82 million in 1996 to $6.73 million in 1997, mostly due to the elimination of profit sharing accruals in 1997. Selling expenses decreased $340,000 (9.3%) from $3.65 million in 1996 to $3.31 million in 1997. General and administrative expenses increased $250,000 (7.9%) from $3.17 million in 1996 to $3.42 million in 1997. This is largely due to an increase in outside professional services, increases in payments to temporary workers, and increased hiring and recruiting costs.

One-time costs associated with move/consolidation of Lindal Building Products into the new Burlington, Washington facility were $185,000 in 1997.

The Kent, Washington facility was sold in the first quarter of 1997. The pre-tax gain, $466,000, is included in other income. For tax purposes, the sale of this property will be treated as a section 1031 tax-deferred exchange for the Burlington, Washington manufacturing facility, which the Company purchased in the second quarter of 1997.

LIQUIDITY

GENERAL

The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment, or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the lumber industry.

The Company pays its vendors within stated terms and takes advantage of discounts for early payments. Operations and customer deposits for home and sunroom orders are the Company's primary source of cash. The Company is considering increasing one of its lines of credit in 1997 to account for its seasonal requirements for lumber, the value of which has increased due to the higher costs of wood products.

In 1995, the Company began the process of consolidating its manufacturing and distribution operations and, in late February 1996, notified its employees at the Kent, Washington facility that the home shipment operations would be moved to Surrey, British Columbia. All home shipments now originate from Surrey, British Columbia.

In September, 1996, the Company obtained the rights to harvest approximately 327,000 cubic meters of timber in the Province of British Columbia. Management expects that the harvest of this timber will assure a supply of cedar for approximately the next five years. Harvesting of the timber is expected to begin early in 1998.

In the second quarter of 1997, the Company signed a 10-year labor contract with the union that represents Canadian plant employees at the Surrey facility. The Company expects to expand the facility in Surrey to provide additional manufacturing and shipping capabilities. The Company anticipates that it will spend approximately $5 to $6 million expanding this facility. It is anticipated that construction will begin sometime in the fourth quarter of 1997 and will be completed in 1999.

The Company has also consolidated its sunroom and window operations into the new Burlington, Washington facility, which has been expanded. This facility is substantially complete and will allow the Company to internally manufacture its sunrooms in addition to expanding window production. Currently, sunrooms are manufactured on a contract basis by a third party. The Company began manufacturing some of its sunroom products at this location in the fourth quarter of 1997.

CAPITAL EXPENDITURES FINANCING

As stated earlier, the Company has expended some of its cash reserves to acquire and expand the new Burlington, Washington facility. Management expects to recover the actual expenditures incurred relating to the acquisition and expansion of the Burlington, Washington facility through the issuance of tax-exempt Industrial Revenue Bonds in the amount of $3.725 million. Interest on these bonds is tax-exempt to the bond holder and provides preferential interest rates to the Company. The Company will be a "conduit" issuer of the Industrial Revenue Bonds through the Washington Economic Development and Finance Authority. It is expected that the bonds will be issued in the fourth quarter of 1997 and will mature on an approximate pro-rata basis over 20 years. In connection with the issuance of the Industrial Revenue Bonds, the Company will acquire a Letter of Credit to secure payment of principal and interest on the bonds. To secure the Letter of Credit, the Company will pledge property and equipment with a fair market value of approximately $4.8 million as collateral.

CASH

The total of cash, cash equivalents and short-term investments at September 28, 1997 decreased $3.3 million (83%) from December 31, 1996 primarily due to an increase in inventory value resulting from the higher cost of wood products ($1.0 million), the purchase and expansion of the Burlington, Washington facility ($2.7 million), and the production/reprinting of Lindal Plan Book ($1.1 million).

These reductions were partially offset by an increase in current liabilities ($2.05 million).

The total of cash, cash equivalents and short-term investments at September 28, 1997 decreased $3.9 million (85%) from September 29, 1996 due largely to an increase in inventory value resulting from the higher cost of wood products ($1.1 million), the purchase and expansion of the Burlington, Washington facility ($3.0 million), and the production/reprinting of the Lindal Plan Book ($1.1 million). These reductions were partially offset by an increase in trade payables ($1.4 million).

At September 28, 1997, short-term investments were primarily certificates of deposit.

Although no need to borrow for operating needs is foreseen, should a need arise, the Company has available lines of credit totaling $2.9 million. The Company did not use the available lines of credit at any time in 1996 or 1997.

INVENTORY

Production inventories increased $1.0 million (11%) from December 31, 1996 and $1.1 million (11%) from September 29, 1996, primarily due to increased prices for lumber and wood products.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home package using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

LIABILITIES

Accounts payable-trade and customer deposits increased $2.6 million (42%) from December 31, 1996 due to seasonal factors, the increased cost of lumber and wood products, and the increased new orders received in the third quarter, and increased $1.2 million (15%) from September 29, 1996 primarily due to the same reasons.

Entering the fourth quarter of 1997, the total backlog, stated in dollars, was 28% higher than it was entering the fourth quarter of 1996.

OTHER MATTERS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) which establishes accounting standards for computing and presenting earnings per share (EPS). The computations for determining EPS should be simplified using SFAS 128. The Company must adopt SFAS 128 beginning December 31, 1997, and will be required to restate all prior-period EPS data presented. Earlier adoption is not permitted.

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




RIDER 17

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographical areas, and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standards No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

Statements contained in this report that are not based on historical facts are forward-looking statements subject to uncertainties and risks including but not limited to: the consolidation of operations, trade and governmental actions, changing economic conditions, trends in the housing market, raw material and labor costs, availability of raw materials, the ability to obtain orders and recruit dealers, demographic influences and continued acceptance of products and services.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           PART II: OTHER INFORMATION


ITEM 6(B) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the third quarter of 1997.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


                                   SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LINDAL CEDAR HOMES, INC.




                              By:           /S/ Robert W. Lindal
                                --------------------------------------------
                                              Robert W. Lindal
                                    Chairman and Chief Executive Officer




                              By:           /S/ Dennis L. Gregg
                                --------------------------------------------
                                              Dennis L. Gregg
                                           Vice President Finance
                                         (Chief Accounting Officer)



DATE:

November 12, 1997