Form 10-K
period 1997-12-31
LINDAL CEDAR HOMES INC /DE/
filed 1998-03-31
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________


Commission file number 0-6087

                            LINDAL CEDAR HOMES, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


         Delaware                                              91-0508250
----------------------------                          -------------------------
(State or other jurisdiction                          (I.R.S. Employer
  of organization)                                        Identification No.)


               4300 South 104th Place, Seattle, Washington 98178
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


(Registrant's telephone number, including area code)           (206) 725-0900


Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common stock, par
                                                              value $.01 per
                                                              share(Title of
                                                              Class)

Aggregate market price of shares held by nonaffiliates at March 18, 1998 was $5,796,843, consisting of 1,717,583 shares.

The number of shares of common stock outstanding on March 18, 1998 was 4,118,446 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The total number of pages in this Form 10-K is 48.

See index to exhibits on page 47.

                                     PART I


ITEM 1.        BUSINESS

Lindal Cedar Homes, Inc. (the "Company") was incorporated under the laws of the State of Washington in 1966. In 1986, the Company was reincorporated under the laws of the State of Delaware.

The Company is primarily engaged in the manufacture and distribution of custom cedar homes, windows and sunrooms. The Company manufactures standard dimensional cedar lumber. Cedar lumber, that meets the Company's quality standards, is combined with windows, sunrooms, and other purchased forest products and building materials into home packages which can be shipped nationally and internationally to the home buyer's construction site. Cedar lumber that is not of a grade suitable for use in homes, or is in excess of requirements for home sales, is sold on the commodity lumber market. The sale of homes accounted for 76% of consolidated revenue in 1997, 77% of consolidated revenue in 1996, and 73% of consolidated revenue in 1995.

In 1997, 95% of the Company's home sales were made through approximately 180 independent dealers. The balance of the home sales were made from Company-operated sales courts. In 1997, the Company owned or leased 11 display courts, 10 of which were operated by independent dealers for all or a portion of 1997. One sales court, operated by the company, was sold to an independent dealer in February 1997.

In 1996, 94% of the Company's home sales were made through approximately the same number of independent dealers. The balance of the home sales were made from Company-operated sales courts. In 1996, the Company owned or leased 12 display courts, 10 of which were operated by independent dealers for all or a portion of 1996.

The Company's dealers are subject to the economic conditions, weather conditions, housing trends, and demographic influences existing in their locale. As such, individual dealer sales may vary from year to year. In addition, Company performance in meeting the service and product delivery needs of dealers may affect the dealers ability to compete in their local markets. In 1997, some of the Company's dealers experienced temporary disruptions in service and product deliveries related to the consolidation of the Company's operations. Management believes it has resolved these disruptions and has restored service and product delivery norms.

As non-exclusive independent businesses, the dealers may sell products or services that complement the products and services sold by the Company. The Company continually recruits new dealers to expand sales into previously unserved locations and to replace dealers that have retired or otherwise discontinued their dealership operations.

In 1993, the Company began expanding its regional sales management structure, staffed by its employees, to replace independent manufacturer's representative functions. The transition was completed in 1995. The Company believes this new organization structure allows better control of its sales activities, and moves support and sales services closer to dealers.

Traditionally, the Company has had three classes of dealers: Commercial, Storefront/Design Center and Live-in. A Commercial dealer constructs a model home in a commercial location and operates their business from the model. The Storefront/Design Center dealer displays and operates from a retail location. A Live-in dealer uses a Lindal home as their residence and place of business. The Company no longer recruits Live-in dealers. The Company has and continues to encourage commercial dealerships as this class of dealer has consistently proven to be superior in average sales volume. However, as the construction of a model home is economically unfeasible in some urban or sparsely populated areas, in 1994 the Company expanded the Storefront/Design Center concept. The Design Center, which is professionally designed, is located in a shopping center environment. It relies on in-store displays and point-of-sale materials, rather than a model home to promote and sell the Company's products. The Storefront dealer incorporates many of the features of the Design Center, but can be opened for a smaller investment. Of the Company's 180 dealers, approximately 45% were commercial dealers, and 5 % were Design Centers. The majority of the remaining dealers operate from a "Storefront."

The Company has three home products: The Cedar Frame, Cedar: Solid, and Access. The Cedar Frame home utilizes a cavity wall. The Cedar: Solid utilizes, predominantly, a solid cedar wall. The Access home retains many of the features of the Cedar Frame home, including a cavity wall. However, the base price of the Access product is approximately 25% to 30% less than the traditional Cedar Frame home due to a less extensive package of materials and less expensive package components. In 1997, the Access homes accounted for approximately 34% of home sales revenue and approximately 43% of the home units shipped. In 1996, Access homes accounted for approximately 20% of home sales revenue and approximately 29% of home units shipped.

The Company sells homes both for year-round and vacation occupancy. Most of the purchasers of such homes are professional and business people with higher than average incomes. In recent years approximately 70% of the Company's homes have been purchased for use as primary residences.

The Company's principal competitor in its home market is the local custom builder; however, in some circumstances it may also compete with other pre-cut, pre-fab and modular building firms. The primary basis for competition is design services, quality of materials, price and service.

The Company's revenues tend to be seasonal. Most home shipments traditionally occur between April and October. It is the Company's policy to carry sufficient amounts of inventory to respond to the needs of its customers. In 1997, 1996 and 1995, no single customer or dealer accounted for 10% or more of consolidated revenue.

Besides being seasonal, the housing industry is cyclical. The Company follows industry patterns, but believes that it is somewhat better positioned to weather industry downturns than other manufacturers or builders with lower cost products that appeal to a larger but less affluent market. This belief is based upon the Lindal products' traditional appeal to middle and upper income customers who historically have been less affected by economic downturns.

The dollar value of new orders taken decreased 11% from 1996 to 1997. The number of new order units decreased 12% from 1996 to 1997. The following table illustrates the percentage change in the number and dollar value of new orders for each of the last 5 years:

% CHANGE IN          1997        1996        1995        1994        1993
Units                -12%          5%         2%         -3%         -12%
Dollar Value         -11%         12%         3%          7%         -3%

The Access product represented 45% of new order units in 1997 compared to 35% of new order units in 1996 and 22% of new order units in 1995. Size and value of a home is a function of customer preference and may change somewhat from period to period.

The Company recognizes revenue from orders when the home package is shipped. The total backlog, expressed in dollars, approximated $25 million at December 31, 1997, $25 million at December 31, 1996, and $22 million at December 31, 1995. Because the Company's business is seasonal the backlog data does not necessarily reflect the level of the Company's business on an annual basis. The backlog dollars, as of December 31, 1997, include an increased number of new orders received in advance of the January 1, 1998 effective date of a 3.5% price increase.

Management believes that there are significant benefits to the maximum practical consolidation of manufacturing and distribution operations. The consolidation of sunroom and windows divisions into the newly created Lindal Building Products Division began in 1996 when sunroom personnel moved into the Kirkland, Washington facility, previously occupied exclusively by the window division. During 1996, all window manufacturing occurred at this facility, while all sunrooms were manufactured by a third party located in Tacoma, Washington.

In the second quarter of 1997, the Company purchased a manufacturing facility in Burlington Washington and began an expansion of that facility to accommodate the Lindal Building Products Division. The expansion of the facility, which was completed in the fourth quarter of 1997, provided for the internal manufacturing of the Company's sunrooms and expanded production of windows. The Company invested approximately $3.2 million to acquire and expand the Burlington facility, approximately $154,000 to acquire manufacturing equipment and $336,000 to expand operations. Management expects that an additional investment of approximately $400,000 will be required in 1998 to purchase the remaining manufacturing equipment.

The consolidation of Lindal Building Products Division's personnel was completed in June 1997 when the sunroom and windows personnel moved from the Kirkland, Washington facility into the new Lindal Building Products Division facility located in Burlington, Washington. Windows are now manufactured at the Burlington facility along with one line of sunrooms. The remaining sunroom lines continue to be manufactured by a third party in Tacoma, Washington. It is expected that Lindal Building Products Division will begin the manufacture of the remaining sunroom lines and introduce a new line of windows over the course of 1998.

In 1996 and 1995, home shipments were made from Surrey, British Columbia and Kent, Washington. In 1997, all home shipments originated from Surrey, British Columbia.

RAW MATERIALS

The primary raw material used by the Company in its manufacturing is western red cedar, available in quantity only in British Columbia, Canada, Alaska and the Pacific Northwest United States. Pressures continue to be placed on the log market in general by harvesting restrictions in the United States and Canada. In 1997, the price of cedar logs escalated dramatically. Management believes that cedar log prices will generally continue at this elevated level. The Company is aware of the potential for shortages and/or fluctuations in the price of cedar logs. At December 31, 1997, the Company believes it can meet its cedar requirements, for its home packages, for a minimum of the next three years.

The Company is working to secure its cedar raw material needs on a long term basis. The Province of British Columbia established a program which sets aside a portion of the allowable annual harvesting of timber for smaller companies. The harvesting rights are sold, through timber sales, to companies which can demonstrate the highest value being added to the raw lumber through efforts made in British Columbia. In 1994, the Company was first granted rights to harvest approximately 50,000 cubic meters of timber between 1994 and 1997. The Company entered into a joint venture agreement with a third party, who provided services related to the planning, management of timber harvesting, and marketing of the logs. As the majority of the timber was not western red cedar, or not suitable for processing in the Company's sawmill, the timber harvested was sold on the log market in Canada. By having these logs available for sale, the purchase of western red cedar for the Company's sawmill was greatly facilitated during the term of the timber sale. The sale of the harvested logs was essentially completed in the second quarter of 1995. Earnings, before income tax expense, from this venture were $25,000 in 1996 and $1.022 million in 1995.

On September 30, 1996, the Company was granted a second timber sale. The grant is for 327,000 cubic meters of timber to be harvested within a five year period. As of December 31, 1997, it is expected that this timber sale will allow the Company to secure a cedar supply for a minimum of the next three years.

As a condition of the grant of the second timber sale, the Company committed to consolidating its home shipment operations in, and transferring a considerable amount of its lumber remanufacturing to, Surrey, British Columbia. To satisfy this condition will require the Company to invest $5 to $6 million in new plant and equipment and to lease an additional seven to eight acres of land adjacent to the current Surrey, British Columbia facility. The Company has negotiated the required leases.

The Company evaluated the timber sale and Surrey, British Columbia expansion project in light of the required capital investment, operational viability and other relevant factors. Management believes that the Canadian consolidation is in the best interest of the Company and its stockholders.

In 1996, the Company began the process of consolidating its distribution operations when it notified the employees at the Kent, Washington distribution facility that home shipment operations would move to Surrey, British Columbia. Effective January 1, 1997, all home shipments originate from the Surrey facility. The Kent, Washington facility was sold in the first quarter of 1997.

Also, in response to receiving the second timber sale grant described above, a 10-year labor agreement was negotiated with the union for the Canadian plant employees in the second quarter of 1997. This agreement provides that new jobs created/moved to British Columbia will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and increasing, over the next 10 years, to a maximum of 80% of that agreement.

Prior to being able to harvest any timber granted in the second timber sale, the Company is required to "substantially complete" the items it has committed to under the terms of the timber sale. The consolidation of the shipping operation has occurred, the ground lease commitments have been secured, and the ground/soil preparation for the construction of the new lumber remanufacturing plant and home distribution facility began in 1997. It is anticipated that construction of the new facilities will begin in the second quarter of 1998 and be completed in 1999. In recognition of the progress completed, the Province of British Columbia has given the Company limited authorization to begin harvesting timber. Management expects that timber harvesting will begin in the third quarter of 1998.

Until construction of the new Surrey, British Columbia facility is complete, cedar lumber will continue to be remanufactured by the Company in Tacoma, Washington. When the remanufacturing of lumber is performed at the Surrey, British Columbia facility, the Tacoma, Washington facility will provide its services exclusively to third parties.

The Company has reached agreement with MacMillan Bloedel for the management of the harvesting of timber and the sale of the resulting logs. The Company believes that this contract will be moderately profitable, however it is not expected that this contract will be as profitable, on a relative basis, as the previously awarded timber sale. However, management believes that the obtaining of this timber sale will greatly facilitate the procurement of cedar logs and/or lumber.

The Surrey, British Columbia location currently includes a sawmill which has historically produced the majority of the Company's cedar lumber needs. Most of the sawmill's output that meets quality standards is remanufactured into the cedar components of homes. Preferably, the higher grades of lumber are used in home packages, where the margins are better. Sawmill production that is not of a grade suitable for use in homes, or is in excess of requirements for home sales is sold on the commodity lumber market. Material sales, primarily commodity lumber from all locations, approximated $6.0 million in 1997, $3.7 million in 1996, and $3.8 million in 1995.

In the last half of 1997, the market value of green and finished cedar lumber did not keep pace with the escalating cost of cedar logs. The cost of the standard cedar log the Company purchases for it sawmill increased by approximately 100% over the December 1996 costs between January 1997 and June 1997 and then slowly declined through November 1997, to an approximate 70% cost increase. During 1997, the market value of the majority of the green lumber the sawmill produced from the cedar logs did not increase significantly, or in the case of certain lumber grades and dimensions, at all. In 1997, the Company experienced a loss from the sawmill operations. The operating loss, coupled with a shortage of cedar logs experienced in the fourth quarter of 1997, caused the Company to temporarily close the sawmill in November 1997. After resuming operations for a brief period of time in February 1998, the Company, in March 1998, again decided to temporarily close the sawmill until the market for cedar logs and green and finished cedar lumber improve and the sawmill can be operated on a profitable basis. Until the sawmill resumes operations, the Company will fill its needs for cedar lumber from existing inventory, and purchase commodity cedar lumber on the open market at more favorable prices than it can produce internally.

Management expects the market conditions, existing in the last half of 1997, will continue for some indefinite time period, and believes that the 1997 sawmill operating results are indicative of expected future operating results. Consequently, management concluded that the financial statement carrying value of the sawmill exceeded its fair value. As a result the Company recorded a $595,000 after tax write down in the carrying value of the sawmill and related equipment in the fourth quarter of 1997. Neither the write down in the financial statement carrying value nor the temporary closures of the sawmill affect the Company's ability to restart or operate the sawmill if market conditions become more favorable.

Although cedar logs are the primary raw material used in manufacturing, the Company purchases substantial quantities of forest products on the commodity market to ship in its home packages. Since 1993, the Company has experienced the extreme volatility and record price levels that have been present throughout the forest products industry. Presently, the Company does not anticipate any serious long-term problems in securing the needed forest products in the foreseeable future. The Company does expect that there may be occasional, temporary shortages of cedar logs and that price volatility of cedar, lumber and other forest products may occur for some time. For this reason, the Company hedges a portion of its non-cedar lumber needs using options and futures contracts. The Company may also make selected strategic purchases, when relatively favorable prices exist in the market, of larger quantities than it has historically. These purchases are not expected to be in excess of anticipated needs.

In 1996, the Canadian government implemented a lumber quota system. This quota system was part of a negotiated settlement related to the United States government's allegation that Canada was subsidizing the Canadian forest products industry. Under the quota system, each company can import to the United States a limited quantity of lumber. The Company believes that this constraint on the supply of lumber has been and continues to be a significant factor in the volatility experienced in the lumber market.

With the consolidation of the Company's home shipments in Surrey, British Columbia, all home packages that are not sold in Canada or overseas are imported into the United States. U.S. Customs ruled that a Lindal home package is not a "home" as defined by the applicable customs regulations, rather it constitutes a shipment of assorted building and forest products. This forces the Company to use its assigned quota for the lumber component of each home package. The Company believes that when a home package is imported into the United States, it constitutes a "home" under the applicable custom regulations. As such, the lumber component of the home should not be applied against its allowable lumber quota. The Company has vigorously contested the matter through the appeal process with U.S. Customs and the Company's appeal has been denied. Despite the appeal ruling, the Company believes it has or will be able to obtain sufficient quota for the term of the United States/Canadian governments' agreement of five years.

FOREIGN OPERATIONS

The Canadian operations have traditionally supplied wood products to the U.S. facilities and engaged in sales outside the United States. Sales to unaffiliated customers of the Canadian operation during 1997, 1996 and 1995 were as follows (in thousands of U.S. dollars)

                                               1997          1996          1995
                                              ------        ------        ------
Home Sales - Canadian                         $1,848         2,239         1,853

Other operating revenue                        4,238         3,147         3,600
                                              ------        ------        ------
           Total foreign sales                $6,086         5,386         5,453
                                              ------        ------        ------

The U.S. parent company had export sales, primarily to Japan, totaling $4.4 million in 1997, $3.3 million in 1996, and $3.0 million in 1995.

For additional information on the Company's foreign operations, refer to note 11 to the consolidated financial statements on page 43 of this report.

EMPLOYEES

At the end of February 1998, the Company had 208 employees.

A significant number of the Company's Surrey, British Columbia employees are covered by a collective bargaining agreement with the IWA-Canada. In June 1997, a 10-year agreement was signed with this union. The agreement provides that the new jobs created through the consolidation of operations will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and increasing, over the next 10 years, to a maximum of 80% of that agreement.


ITEM 2.        PROPERTIES

Information with respect to the location of the Company's principal locations, which are owned, unless otherwise stated, at December 31,1997 is as follows:

   o Seattle, Washington head office complex on two acres, with 13,000 square foot office building and two display models.

   o Seattle, Washington business park adjacent to the head office complex on five acres, with 86,000 square feet of concrete tilt-up warehouse. The Company is using approximately 12,000 square feet for storage and office space. The balance of the facility is leased to third parties. At December 31, 1997, all 86,000 square feet is either leased or used by the Company.

   o Surrey, British Columbia sawmill and warehouse on ten acres of leased land with 61,000 square feet under roof. Canadian and portions of some U.S. home shipments originated from this facility in 1996 and 1995. Effective January 1, 1997, all home shipments originate from this facility. The leases for this land are currently on year-to-year basis, expiring in January 1999 and June 1999, and are expected to be renewed in the ordinary course of business. These leases have been renewed regularly since the early 1970's. In anticipation of beginning construction on the new remanufacturing facility, which will be located on land adjacent to this property, management expects, in 1998, to negotiate long term leases for this current property.

   o Renfrew, Ontario facility on 21 acres with 110,000 square feet under roof. The Company is using approximately 7,000 square feet for office and warehouse facilities. The rest of the facility is leased to third parties.

   o Tacoma, Washington remanufacturing operation (including dry kilns) on four acres with approximately 47,000 square feet under roof. Leases on the land and building expire in 2000, with annual renewal options through 2003. An additional 24,000 square feet of covered storage is currently being rented on a month-to-month basis.

   o Burlington, Washington 88,000 square foot tilt-up concrete facility, on approximately 5 acres of leased land, for the manufacture of windows and sunrooms. The lease on the land expires in July 2024 and is renewable by the Company for two consecutive ten-year periods.

   o Kirkland, Washington 43,000 square foot manufacturing facility, formerly occupied by the Lindal Building Products Division. The lease for this facility expired in January 1998.

   o Land for 8 sales locations, including the head office display court. Five parcels are owned (four in Washington, one in Michigan) and three parcels are leased (one each in Hawaii, Ontario and Japan). The Company also owns two parcels of undeveloped land (one each in Washington and Ontario) that it intends to use for future sales locations.

   o Office space, ranging from 240 square feet to 450 square feet per location, is leased in Michigan (one location) and Utah (one location) for use as regional sales offices, and in Washington (one location) for general office use. The leases are either month-to-month or expire in 1998.

ITEM 3.        LEGAL PROCEEDINGS

The Company is presently involved in several lawsuits which are considered ordinary, routine litigation incidental to the business of the Company. Accruals provided are believed adequate to offset any known future liabilities that may arise from these legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security shareholders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)   Market Information:

               The Company's common stock is traded on the NASDAQ Stock Market under symbol LNDL. The following table sets forth the reported high and low activity for each quarter of 1997 and 1996 as reported by NASDAQ.


                                                        HIGH                   LOW
                                                   ------------------------------------
                 1997
                 First Quarter                         $4.625                 3.375
                 Second quarter                         4.375                 3.250
                 Third quarter                          4.500                 3.625
                 Fourth quarter                         4.750                 3.500

                 1996
                 First quarter                          4.625                 3.750
                 Second quarter                         4.375                 3.250
                 Third quarter                          4.250                 3.750
                 Fourth quarter                         4.375                 3.250

         (b) Approximate number of shareholders of record, including beneficial shareholders:

                           TITLE OF CLASS                     DECEMBER 31, 1997
                 Common Stock of $.01 par value                      330

         (c) No cash dividends were paid in 1997, 1996 or 1995, and the Company does not expect to pay a cash dividend in 1998.

ITEM 6.        SELECTED FINANCIAL DATA
               (in thousands, except ratios and per share amounts)

                                                         1997            1996           1995           1994           1993
                                                       --------        --------       --------       --------       --------
               Revenue                                 $ 48,848          46,635         42,311         39,533         41,996

               Operating income (loss)                   (3,860)          1,224            653          1,251          1,254

               Earnings (loss) before cumulative
               effect of accounting change
                                                         (2,447)          1,506          1,337          1,017            865

               Net earnings (loss)
                                                         (2,447)          1,506          1,337          1,017            708

               Basic and diluted earnings (loss)
               per common share before effect
               of accounting  change                       (.60)            .37            .33            .25            .22

               Net basic and diluted earnings
               (loss) per common share            (.60)           .37           .33           .25           .18

               Total assets                     32,187         30,034        27,992        26,914        25,144

               Working capital                   9,972         10,814         8,840         8,399         8,084

               Long-term debt                    4,787          1,164         1,216         1,864         1,951

               Current ratio                    2.16:1         2.37:1        2.20:1        2.16:1        2.33:1


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the industry.

The Company pays its vendors within terms and takes advantage of discounts for early payment. Customer deposits for home and sunroom orders and operations are the Company's primary source of cash.

With the operating losses incurred in 1997, the escalating cost of cedar logs, lumber and other forest products, the Company foresees the potential need to increase its lines of credit. Traditionally, operations have been the primary source of funds for working capital as well as expansion and/or facilities acquisition.

During 1997, the Company invested approximately $3.7 million to acquire, expand and equip its new Burlington, Washington manufacturing facility. In 1998, an additional investment of approximately $400,000 will be required to purchase the remaining manufacturing equipment.

To partially finance the Burlington, Washington project, the Company, in November 1997, issued $3.3 million of tax-exempt Industrial Revenue Bonds and $425,000 of taxable Industrial Revenue Bonds through the Washington Economic Development Finance Authority. Interest paid on the tax-exempt Industrial Revenue Bonds is tax free to the bondholders and provides preferential interest rates to the Company. The principal of the taxable bonds matures in approximately equal amounts in years 1 through 5, with the principal of the tax-exempt bonds maturing in years 5 through 20. Bond principal (taxable and tax-exempt) matures on an annual basis in amounts which, when combined with interest payable on the outstanding bond principal, results in approximately equal annual cash payments of principal and interest. The tax-exempt bonds are redeemable at a decreasing premium in years 6 through 10 and redeemable at par after year 10.

Under the terms of the Loan Agreement between the Company and the Washington Economic Development Finance Authority, the Company is required to obtain and maintain an irrevocable letter of credit, which the Company has obtained. To secure the letter of credit, the Company pledged property, with an aggregate book value of $3.8 million, as collateral. Under the terms of the Reimbursement Agreement between the Company and the issuer of the irrevocable letter of credit, the Company is obligated to make monthly payments equal to scheduled principal maturities and interest plus financing fees into a sinking fund account, the proceeds of which will be used to reimburse draws on the letter of credit for the payment of principal and interest on the bonds. Under the terms of the Reimbursement Agreement the Company is obligated to meet certain financial and operational covenants. At December 31, 1997, the Company was not in compliance with two of the financial covenants, specifically the Debt Service Coverage Ratio and the Tangible Net Worth covenants. The Company has obtained compliance waivers from the financial institution and has re-negotiated the financial covenants.

The Company resources required to finance the Surrey, British Columbia project are estimated to be $5 to $6 million over 1998 and 1999. Management is currently evaluating financing alternatives. Such alternatives may include sale of existing facilities, debt financing, equity financing, sale/leaseback or a combination of alternatives. Funding for this project is expected to begin in the second or third quarter of 1998.

Cash and cash equivalents increased by $1.024 million from December 31, 1996 to December 31, 1997. This is largely due to the decrease of $2.7 million (97%) in short-term investments, proceeds from sales of property and equipment of $1.5 million, and proceeds from issuance of the Industrial Revenue Bonds of $3.7 million all of which were offset by expenditures for capital assets of $5 million and cash used by operations of $2.6 million. At December 31, 1997, short-term investments were composed of certificates of deposit, all of which mature before March 31, 1998.

Cash and cash equivalents are traditionally at their lowest levels in the first quarter of the year. With the operating losses incurred in 1997, the escalating log and wood costs the company is experiencing, and the need to replenish inventory in advance of the heavy sales season, the Company anticipates that in 1998 it will borrow against its available operating lines of credit which total $2.8 million. The Company did not use the available lines of credit at any time during 1997, 1996 or 1995.

Production inventory (raw materials, work-in-process and finished goods), stated in dollars, decreased $202,000 (2%) from December 31, 1996 to December 31, 1997. The temporary closure of the sawmill in November 1997 caused the Company to use some of its then existing inventory to meet its home shipment needs. Raw materials, work in process and finished goods inventories turned over 4.3 times in 1997, 4.2 times in 1996 and 4.5 times in 1995.

The Company hedges a portion of the non-cedar lumber needs for its home packages. Futures contracts and options are being used. The program's objective is to manage well defined commodity price risks. These derivative financial instruments are not being used for trading purposes. Refer to note (1)(i) to the consolidated financial statements on page 29 of this report for additional information.

Accounts receivable increased $1.2 million (54%) from 1996 to 1997, primarily due to refunds of prior year taxes ($1.2 million) attributable to the tax carry-back of losses from U.S. operations. The remainder of the increase in accounts receivable is primarily due to normal trade sales.

In 1997, the Company invested $3.6 million in buildings and improvements, primarily in the Burlington, WA facility, $751,000 in machinery and equipment primarily at the Burlington, WA and Surrey B.C. facilities, $596,000 in computer related equipment and software and $94,000 for all other capital expenditures. In addition, the Company expended $854,000 for a reprint of its current planbook, Originals. 1997 capital expenditures were primarily financed through issuance of Industrial Revenue Bonds.

YEAR 2000 COMPUTER PROBLEMS

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. The Company presently believes that with upgrades to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so upgraded. However, if such upgrades are not completed timely, the Year 2000 problem may have a material impact on the operations of the company. The Company expects to incur internal staff costs as well as the cost of the software upgrades. The internal staff costs will not be incremental, but rather will represent the redeployment of existing resources. The incremental costs of the software upgrades will be minimal and will not have a material adverse effect on the Company's financial position or results of operations.


RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


REVENUE

Revenue increased $2.2 million (4.7%) from $46.6 million in 1996 to
$48.8 million in 1997. Home and sunroom revenue increased $500,000 (1.3%) from $38.7 million in 1996 to $39.2 million in 1997. Home revenue increased $900,000 (2.5%) from $36 million in 1996 to $36.9 million in 1997, while sunroom revenue decreased $400,000 (14.8%) from $2.7 million in 1996 to $2.3 million in 1997. The number of home units shipped decreased slightly (.6%) from 512 in 1996 to 509 in 1997. The average revenue per home increased 3.4% from $70,200 in 1996 to $72,600 in 1997. Size and value of a home is a function of customer preference and may change somewhat from period to period. The Access home (the base price of which is 25%-30% less than the traditional Cedar Frame Product) accounted for 34% of home sales revenue and 43% of home units shipped in 1997 compared to 20% of home sales revenue and 29% of the house units shipped in 1996.

All other revenue sources, primarily material sales, increased $1.6 million (20%) from $8.0 million in 1996 to $9.6 million in 1997, primarily due to increased sales of lumber, chips and windows.

During 1997, the Company announced two graduated price increases. The first was an increase of 4.5% which became fully effective in the third quarter of 1997, the second is a 3.5% price increase which will become fully effective in the first quarter of 1998. The Company anticipates that an additional price increase or house specification decrease will be required in 1998 to partially offset the effect of the increased material costs (see Material Costs).

MATERIAL COSTS
During 1997, the Company experienced escalating costs for many of the forest products included in its home packages, especially for cedar. Measured in Canadian dollars, the cost of the standard cedar log the Company purchases for its sawmill increased $50 per cubic meter (100%) from a low of $50 per cubic meter in January 1997 to a high of $100 per cubic meter in June 1997. The cost of the standard cedar log fell slightly to $85 per cubic meter by November 1997, an increase of $35 per cubic meter (70%) from the January 1997 low. While the Company experienced some softening in the cost of the premium grade framing lumber included in its home packages, it only partially offset the dramatic increases in the cost of cedar logs and lumber.

Material costs increased $5 million (22%) from $22.8 million in 1996 to $27.8 million in 1997 with approximately the same number of home shipments in both years. As a percent of revenue, material costs increased from 48.9% in 1996 to 57% in 1997.

The Company expects that these historically high material costs, especially for cedar logs and lumber, will continue for an indefinite period of time.

OTHER COSTS OF GOODS SOLD
Non material costs, included in the cost of goods sold, increased $1.4 million (10.9%) from $12.9 million in 1996 to $14.3 million in 1997. As a percent of revenue, non-material costs increased from 27.7% in 1996 to 29.3% in 1997. This increase is primarily due to customer service costs, which increased $644,000 (69.2%) from 1996 to 1997, and plant labor and related expenses which increased $532,000 (10%) from 1996 to 1997. The increase in customer service and plant labor and related expenses was largely due to the production disruptions caused by the consolidation of operations into the Burlington, WA and Surrey, B.C. facilities, and an increase in warranty claims.

GROSS PROFIT
Despite the 1997 price increase of 4.5%, which was fully effective in the third quarter of 1997, gross profit fell from 23.3% of revenue in 1996 to 13.8% of revenue in 1997, due primarily to increased material costs.

The mix of home units sold has also impacted dollar gross margins. As a percent of total units sold, home units sold for Cedar Frame, Access and Cedar: Solid is presented in the table below.

     HOME PRODUCT              1997                  1996                  1995
Cedar Frame                     45%                   59%                   74%
Access                          43%                   29%                   17%
Cedar: Solid                    12%                   12%                    9%

Although the Access home (the base price of which is 25% - 30% less than Cedar Frame home) has lower material costs than the Cedar Frame home, the dollar gross margin is lower as well.

OPERATING EXPENSES
In the fourth quarter of 1997, the Company recorded pre-tax restructuring and revaluation charges of $622,000. Of this amount, $595,000 related to the write-down of the financial statement value of its Surrey, B.C. sawmill, with the remainder due to the consolidation of operations into the Burlington, WA and Surrey B.C. facilities. Overall in 1997, the Company recorded total pre-tax restructuring and revaluation charges of $807,000.

Including these restructuring and revaluation charges, selling, general and administrative expenses increased $960,000 (10.6%) from $9.03 million in 1996 to $9.99 million in 1997. Exclusive of the restructuring and revaluation charges, selling, general and administrative expenses increased $160,000 (1.8%) from $9.03 million in 1996 to 9.19 million in 1997. As a percent of revenue, selling, general and administrative expenses, including restructuring and revaluation charges, were 19.4% in 1996 compared to 20.5% in 1997. Exclusive of restructuring and revaluation charges, selling, general and administrative expenses, as a percent of revenue, were 19.4% in 1996 compared to 18.8% in 1997.

Total operating expenses, including display court and restructuring charges, increased $950,000 (9.8%) from $9.66 million in 1996 to $10.61 million in 1997.
Exclusive of restructuring and revaluation charges, total operating expenses increased $140,000 (1.4%) from $9.66 million in 1996 to $9.80 million in 1997. As a percent of revenue total operating expenses, including restructuring and revaluation charges, were 20.7% in 1996 compared to 21.7% in 1997. Exclusive of restructuring and revaluation charges, total operating expenses, as of percent of revenue, were 20.7% in 1996 compared to 20% in 1997.

OTHER INCOME (EXPENSE)
Other income (expense) decreased $225,000 (23.8%) from $944,000 in 1996 to $719,000 in 1997 primarily due to decreased rental income ($56,000), decreased interest income ($98,000), and increased interest expense ($19,000). Other income includes the pre-tax gain from the sale of the Kent, Washington facility ($466,000) in 1997 and, the pre-tax gain on the sale of the Marysville, Washington property ($297,000) in 1996.

INCOME TAX EXPENSE (BENEFIT)
In 1997, the Company incurred losses from operations in both the United States and its Canadian subsidiaries. Losses, before income tax benefit, from operations in the United States totaled $2.46 million, which provided a tax benefit of $760,000. Losses, before income tax benefit, from Canadian subsidiary operations totaled $686,000. In 1997, the Company recognized a net tax expense of $66,000, from Canadian operations, and did not recognize a tax benefit from the 1997 Canadian losses due to the inability to carryback the net operating losses and the uncertainty of utilizing the net operating loss carryforward against future taxable Canadian income. In 1997, the income tax benefit was $694,000 compared to a income tax expense of $662,000 in 1996.


                     YEARS ENDED DECEMBER 31, 1996 AND 1995


REVENUE
Revenue increased $4.3 million (10%) from $42.3 million in 1995 to $46.6 million in 1996. Home and sunroom revenue increased $5.2 million (16%) from $33.5 million in 1995 to $38.7 million in 1996. The number of home units shipped increased 18% from 433 in 1995 to 512 in 1996. The average revenue per home unit shipped decreased 1% from $71,000 in 1995 to $70,200 in 1996 due to the Access Product. The Access Product accounted for 20% of home sales revenue and 29% of the home units shipped in 1996 compared to 12% of home sales revenue and 17% the home units shipped in 1995.

Material sales decreased $300,000 (7%) from $4.4 million in 1995 to $4.1 million in 1996. All other revenue sources decreased $500,000 (11%) from 1995 to 1996 due primarily to the revenue recognized from the production of home plans and window sales.

Due to the increase in material costs (see Material Costs) the Company announced a 4.5% general price increase for all home packages that was implemented in 1997.

MATERIAL COSTS
Material costs increased $3.0 million (15%) from $19.8 million in 1995 to $22.8 million in 1996. As a percentage of total revenue, material costs increased from 46.7% in 1995 to 48.9% in 1996, primarily due to a significant increase in lumber prices in the last half of 1996.

OTHER COST OF GOODS SOLD
In 1996, non-material cost of goods sold increased $1 million (8.4%) from $11.9 million in 1995 to $12.9 million in 1996. This was largely due to increased plant labor and related benefits of $269,000, increased drafting and engineering costs of $600,000 and increased customer service costs of $234,000. In 1996, the cost of goods sold included a $150,000 charge related to the closing of the Kent, Washington distribution facility. In 1995, the cost of goods sold was reduced $265,000 due to a duty refund.


GROSS PROFIT
The gross profit percentage was 24.9% in 1995 compared to 23.3% in 1996. With the cost of goods sold adjusted for the 1995 refund of duty and the 1996 charge relating to the closure of the Kent, Washington distribution facility, the gross profit percentage was 24.3% in 1995 compared to 23.7% in 1996. The decrease in gross profit percentage was primarily due to the significant increase in lumber prices.

OPERATING EXPENSES
Selling, general and administrative expenses decreased $180,000 (2%) from $9.21 million in 1995 to $9.03 million in 1996. Salaries and related benefits decreased $160,000 (4%) due to the second quarter reduction in the number of employees. Advertising expenses decreased $193,000

(13%). Bad debt expense increased $95,000 (85%). As a percentage of revenue, selling, general and administrative expenses were 21.8% in 1995 compared to 19.4% in 1996.

OTHER INCOME (EXPENSE)
Other income (expense) increased from $5,000 in 1995 to $414,000 in 1996 primarily due to the gain on the sale of the Marysville, Washington property.

Equity in earnings of affiliate decreased approximately $1 million (98%) in 1996. The joint venture that generated the earnings essentially completed its operation in 1995.

INCOME TAX EXPENSE
Income tax expense decreased $167,000 (20%) from $829,000 in 1995 to $662,000 in 1996 due primarily to losses in the Canadian operations and a higher effective tax rate in Canada. The Company's Canadian subsidiaries had earnings before income tax expense of $805,000 in 1995 compared to a loss before income tax expense of $444,000 in 1996.

OTHER MATTERS
Statements contained in this report that are not based on historical facts are forward looking statements subject to uncertainties and risks including but not limited to: the consolidation of operations, trade and government actions, changing economic conditions, trends in the housing industry, raw material and labor costs, availability of raw materials, the ability to obtain orders and recruit dealers, demographic influences and continued acceptance of products and services.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
The financial statements are listed in the index to consolidated financial statements and schedule on page 19 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information required under this item is contained in the Registrant's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION.
Information required under this item is contained in the Registrant's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Information required under this item is contained in the Registrant's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Information required under this item is contained in the Registrant's 1998 Proxy Statement, and is incorporated herein by reference. See also notes 5(d) and 10 to the consolidated financial statements on pages 37 and 43 of this report for information regarding related party transactions.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Financial Statement Schedule: See page 19 for index to consolidated financial statements and schedule.

    (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

    (c) Exhibits:

                            LINDAL CEDAR HOMES, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                            Consolidated Financial Statements


                                                                                    Pages
                                                                                    -----
Independent Auditors' Report                                                           20

Consolidated Balance Sheets as of December 31, 1997 and 1996                        21-22

Consolidated Statements of Operations for each of the years in the
    three-year period ended December 31, 1997                                          23

Consolidated Statements of Stockholders' Equity for each of the years in the
    three-year period ended December 31, 1997                                          24

Consolidated Statements of Cash Flows for each of the years in the three-year
    period ended December 31, 1997                                                  25-26

Notes to the Consolidated Financial Statements                                      27-44


                                    Schedule


Schedule II    -   Valuation and Qualifying Accounts                                   45

All other schedules are omitted because they are not required or because the information is presented in the consolidated financial statements or notes thereto.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindal Cedar Homes, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG Peat Marwick LLP


Seattle, Washington
February 26, 1998

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)




--------------------------------------------------------------------------------------------
                           Assets                                        1997          1996
--------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents, including time deposits of $1,043
       in 1997 and $963 in 1996                                        $ 2,286         1,262
    Short-term investments                                                  77         2,776

    Receivables:
       Trade                                                             2,536         2,102
       Current installments of long-term notes receivable                  229           203
       Refundable income taxes                                           1,198           357
                                                                       ---------------------

                                                                         3,963         2,662
       Less allowance for doubtful receivables                             461           394
                                                                       ---------------------

                  Net receivables                                        3,502         2,268

    Inventories                                                         10,078        10,689
    Prepaid expenses                                                     2,294         1,423
    Deferred income taxes                                                  335           314
                                                                       ---------------------

                  Total current assets                                  18,572        18,732


Long-term notes receivable, excluding current installments               1,190           927


Property, plant and equipment, net                                      12,029         9,829


Other assets, at cost less accumulated amortization of $553 in
    1997 and $386 in 1996                                                  396           546
--------------------------------------------------------------------------------------------
                                                                       $32,187        30,034
============================================================================================



          See accompanying notes to consolidated financial statements.

             (Dollar amounts in thousands, except per share amounts)



-----------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Equity                        1997            1996
-----------------------------------------------------------------------------------------------
Current liabilities:
    Current installments of long-term debt                             $    180              52
    Accounts payable - trade                                              2,841           1,467
    Accrued salaries and wages                                              285             759
    Other accrued expenses                                                  864             983
    Customer deposits                                                     4,430           4,657
                                                                       ------------------------

                  Total current liabilities                               8,600           7,918





Long-term debt, excluding current installments                            4,787           1,164



Deferred income taxes                                                       352             210

Commitments and contingences

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 10,000,000 shares;
       issued and outstanding 4,118,446 shares in 1997 and
       4,081,830 shares in 1996                                              41              41
    Additional paid-in capital                                           16,033          15,916
    Cumulative translation adjustment                                      (712)           (748)
    Retained earnings                                                     3,086           5,533
                                                                       ------------------------

                  Total stockholders' equity                             18,448          20,742
-----------------------------------------------------------------------------------------------
                                                                       $ 32,187          30,034
===============================================================================================

See accompanying notes to consolidated financial statements.

                                   LINDAL CEDAR HOMES, INC.
                                       AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         Years ended December 31, 1997, 1996 and 1995

                    (Dollar amounts in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------

                                                                   1997       1996        1995
-------------------------------------------------------------------------------------------------
Revenue                                                         $ 48,848       46,635       42,311
Cost of goods sold                                                42,097       35,755       31,758
                                                                ----------------------------------
           Gross profit                                            6,751       10,880       10,553
Operating expenses:
    Selling, general and administrative expenses                   9,186        9,032        9,209
    Display court expenses                                           618          624          691
    Restructuring and valuation charges                              807            -            -
                                                                ----------------------------------
           Total operating expenses                               10,611        9,656        9,900
                                                                ----------------------------------
           Operating income (loss)                                (3,860)       1,224          653
Other income (expense):
    Rental income                                                    307          363          326
    Interest income                                                  177          275          383
    Interest expense                                                (152)        (133)        (223)
    Equity in earnings of affiliate                                    -           25        1,022
    Other, net                                                       387          414            5
                                                                ----------------------------------
           Other income, net                                         719          944        1,513
                                                                ----------------------------------
           Earnings (loss) before income tax expense              (3,141)       2,168        2,166
               (benefit)
Income tax expense (benefit)                                        (694)         662          829
                                                                ----------------------------------
           Net earnings (loss)                                  $ (2,447)       1,506        1,337
                                                                ----------------------------------
Basic and diluted - net earnings (loss) per common share        $   (.60)         .37          .33
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1996 and 1995

                          (Dollar amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                         Number                        Additional        Cumulative
                                                       of shares         Common         paid-in          translation     Retained
                                                      outstanding         stock         capital          adjustment      earnings
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994                          4,030,873         $ 40           15,778              (810)          2,690
    Stock options exercised and shares issued through
       the Employee Stock Purchase Plan                   24,266            1               57                -              -
    Issuance of restricted stock                           5,000            -               21                -              -
    Current year translation adjustment                    -                -              -                 166             -
    Net earnings 1995                                      -                -              -                  -            1,337
                                                       --------------------------------------------------------------------------

Balances at December 31, 1995                          4,060,139           41           15,856              (644)          4,027
    Stock options exercised and shares issued through
       the Employee Stock Purchase Plan                   16,691            -               41                -              -
    Issuance of restricted stock                           5,000            -               19                -              -
    Current year translation adjustment                    -                -              -                (104)            -
    Net earnings 1996                                      -                -              -                  -            1,506
                                                       --------------------------------------------------------------------------

Balances at December 31, 1996                          4,081,830           41           15,916              (748)          5,533
    Stock options exercised and shares issued through
       the Employee Stock Purchase Plan                   32,616            -              102                -              -
    Issuance of restricted stock                           4,000            -               15                -              -
    Current year translation adjustment                    -                -              -                  36             -
    Net loss 1997                                          -                -              -                  -           (2,447)
---------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997                          4,118,446         $ 41           16,033              (712)          3,086
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1996 and 1995

                                 (In thousands)


----------------------------------------------------------------------------------------------------------
                                                                       1997          1996            1995
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                              $(2,447)         1,506          1,337
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
         Depreciation, amortization and valuation of plant
            and equipment                                              1,685            949            798
         Amortization of other assets                                    173            167            196
         Amortization of display homes                                   165            227            245
         Gain on disposal of property, plant and equipment              (442)          (407)            (1)
         Deferred income tax benefit (expense)                           121            (51)           (55)
         Compensation expense related to restricted stock                 15             19             21
         Change in operating asset and liabilities:
            Decrease (increase) in net receivables                    (1,352)            73           (188)
            Decrease (increase) in inventories                           116         (2,390)          (196)
            Decrease (increase) in prepaid expenses                     (878)           507           (527)
            Increase in current liabilities other than
               current installments of long-term debt                    652            522            182
         Notes receivable increase related to operating
            activities                                                  (389)          (331)          (157)
         Decrease in other assets related to operating
            activities                                                     5           --                6
                                                                     -------------------------------------

            Net cash provided by (used in) operating
                activities                                            (2,576)           791          1,661

Cash flows from investing activities:
    Purchase of short-term investments                                  (139)        (6,870)        (4,218)
    Liquidation of short-term investments                              2,838          5,806          2,982
    Cash received for repayment of notes (not related to the
       sale of homes)                                                    127             60            356
    Cash received from sale of property, plant and equipment           1,499          1,543              2
    Additions to property, plant and equipment                        (5,053)        (1,625)        (1,557)
    Disbursements for loans (not related to the sale of homes)           (28)           (50)          (258)
    Additions to other assets                                            (20)           (25)          (244)
    Investment in affiliate                                             --             --             (365)
    Return of investment in affiliate                                   --               25            666
                                                                     -------------------------------------

            Net cash used in investing activities                       (776)        (1,136)        (2,636)
                                                                     -------------------------------------

            Subtotal, carried forward                                 (3,352)          (345)          (975)
                                                                     -------------------------------------



See accompanying notes to consolidated financial statements.

                                 (In thousands)



-----------------------------------------------------------------------------------------------------
                                                                  1997           1996           1995
-----------------------------------------------------------------------------------------------------
            Subtotal, brought forward                           $(3,352)          (345)          (975)
                                                                -------------------------------------

Cash flows from financing activities:
    Proceeds from exercise of stock options and stock
       purchased through the Employee Stock Purchase Plan           102             41             58
    Repayment of long-term debt                                     (59)           (50)           (53)
    Retirement of long-term debt                                   --             --             (604)
    Additions to long-term debt                                   3,810           --             --
                                                                -------------------------------------

            Net cash provided by (used in) financing
                activities                                        3,853             (9)          (599)

Effect of exchange rates on cash and cash equivalents               523            (45)            16
                                                                -------------------------------------

            Net increase (decrease) in cash and cash
                equivalents                                       1,024           (399)        (1,558)

Cash and cash equivalents at beginning of year                    1,262          1,661          3,219
                                                                -------------------------------------

Cash and cash equivalents at end of year                        $ 2,286          1,262          1,661
                                                                -------------------------------------


Supplemental disclosures of cash flow information - cash paid during the year for:
       Interest                                                 $   121            133            229
       Income taxes                                                  30          1,229            630
-----------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                    (Dollar amounts in thousands, except per share amounts)

================================================================================



  (1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) DESCRIPTION OF BUSINESS

          Lindal Cedar Homes, Inc. and subsidiaries (collectively, the Company) manufactures and distributes high quality, custom cedar home packages and sunrooms to customers, domestically and internationally, through its network of approximately 180 independent dealers. In addition, the Company manufactures standard dimensional cedar lumber. A portion of the cedar lumber is combined with other purchased forest products and building materials into home packages. The remaining cedar lumber is sold to third parties. The Company generally requires cash deposits upon placement of an order and final payment upon shipment of the home package or sunroom.

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

      (d) INVESTMENT IN AFFILIATE

          In 1994, the Company acquired a 50% interest in a corporate joint venture (JV) which was accounted for in accordance with the equity method. The remaining 50% interest was held by an unaffiliated company. Any contributions to the JV, which were made for working capital requirements, and asset or equity distributions from the JV were made in accordance with the respective ownership interests. The JV was formed to harvest timber in British Columbia, Canada. The harvesting of the timber began in the fourth quarter of 1994. The sale of the harvested logs was essentially completed in the second quarter of 1995 and the joint venture was discontinued in 1996.



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

          A summary of inventories at December 31 follows:

                                                                1997     1996
                                                               ----------------
                            Raw materials                    $  2,992    3,491
                            Work-in-process                     3,092    2,234
                            Finished goods                      3,495    4,056
                            Display homes                         499      908
                                                               ----------------
                                                             $ 10,078   10,689
                                                               ================



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

          At December 31, 1997, the Company had 32 futures contracts with broker-dealers of approximately $105 maturing through September 1998 with a net deferred gain of $27. The Company is exposed to, but does not anticipate, credit loss in the event of nonperformance by the other parties to the contracts. The Company does not obtain or provide collateral or other security to support the contracts.

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

      (k) INCOME TAXES

          Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================


          No provision has been made for U.S. Federal income taxes on the undistributed earnings of the Company's foreign subsidiaries as it is management's intention to reinvest such earnings indefinitely or to distribute them in a manner which will not generate significant additional taxes. At December 31, 1997, the Company's cumulative undistributed earnings of the subsidiaries for which Federal income taxes have not been provided was $355.

      (l) EARNINGS PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company adopted SFAS No. 128 in the fourth quarter, and there was no material impact on earnings per share from the adoption of this standard.

      (m) ADVERTISING

          The Company expenses advertising costs when the related advertising first takes place. The Company recognized advertising expense of $1,206 in 1997, $1,264 in 1996 and $1,480 in 1995.

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



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================




  (2) PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 consists of the following:

                                                                         1997        1996
                                                                       --------------------
           Buildings and leasehold improvements                      $  10,823       8,204
           Equipment                                                     5,195       4,834
           Furniture and fixtures                                        4,091       3,463
                                                                       --------------------
                                                                        20,109      16,501
           Less accumulated depreciation and amortization               10,265       9,432
                                                                       --------------------
                                                                         9,844       7,069
           Land                                                          2,185       2,760
                                                                       --------------------
                      Property, plant and equipment, net             $  12,029       9,829
                                                                       ====================

  (3) IMPAIRMENT OF LONG-LIVED ASSETS

      The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be unrecoverable, the write-down to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

      Because of the unfavorable cedar market conditions that existed in 1997, management temporarily closed its Surrey, British Columbia, Canada sawmill operations in the fourth quarter of 1997 and after opening briefly in the first quarter of 1998, decided to temporarily close the sawmill until the market for cedar logs and green and finished cedar lumber improved. However, management expects these market conditions to continue for some indefinite time period and believes that 1997 sawmill operating losses are indicative of expected future operating results. Consequently, management concluded that the financial statements' carrying value of the sawmill and related equipment exceeded its fair value. As a result, the Company recorded, as a part of its restructuring and valuation charge, a $595 writedown in the carrying value of the sawmill and related equipment in the fourth quarter of 1997.



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================


      In the event that market conditions do not improve, management may decide to permanently close the sawmill operations. Such a decision could subject the Company to certain closure costs which could range from an immaterial amount to approximately $500.

  (4) LONG-TERM DEBT

      Long-term debt at December 31 consists of the following:

                                                                                    1997         1996
                                                                                  ------       ------
           Industrial revenue bonds                                               $3,725         --
           First mortgage note payable, due in monthly installments of $13,
               including interest at 9.5%; final payment due 2009                  1,131        1,183

           Other                                                                     111           33
                                                                                  ------       ------

                      Total long-term debt                                         4,967        1,216

           Less current installments                                                 180           52
                                                                                  ------       ------

                      Long-term debt, excluding current installments              $4,787        1,164
                                                                                  ======       ======


      The Industrial Revenue Bonds (IRB) are divided into two tranches, Series A Bonds ($425,000) and Series B Bonds ($3,300,000), (collectively, the Bonds), with portions of the Series A bonds maturing annually through November 2001 and portions of the Series B bonds maturing annually through November 2017. The Series A bonds bear an interest rate of 6.45% and Series B bonds fixed rates from 4.65% to 5.80% on various principal amounts with an approximate effective interest rate of 5.7%. The bonds are redeemable at a premium in years 6 through 10 and at par thereafter.

      In connection with the issuance of the bonds, the Company has entered into a "Reimbursement Agreement" with a bank pursuant to which the bank issued to First Trust National Association (Trustee) an irrevocable letter of credit in an amount equal to the aggregate principal amount of the Bonds outstanding plus 210 days of interest. The letter of credit will be automatically reinstated following the drawing in the amount of the interest draws. The letter of credit expires on November 15, 2002. The Company has an option to replace or extend the letter of credit at that time; however, if it does not exercise that option, the Bonds become callable by the trustee. The Company pays annually a 1% fee of the stated amount of the letter of credit.

      At December 31, 1997, certain properties having an aggregate net book value of approximately $3,778 are pledged as collateral for the irrevocable letter of credit guaranteeing the bonds.



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================


      The Reimbursement Agreement provides for the Company to maintain certain financial and nonfinancial covenants. The more restrictive financial covenants are tangible net worth, capital expenditure limitations and debt service coverage ratio. The Company was not in compliance at December 31, 1997 with two of these covenants. Subsequent to December 31, 1997, the Company obtained compliance waivers for the December 31, 1997 covenants and renegotiated the financial covenants such that management expects to be in compliance with the renegotiated covenants in 1998 and beyond.

      Long-term debt matures as follows:


                          1998                                         $    180
                          1999                                              188
                          2000                                              199
                          2001                                              204
                          2002                                              202
                          Thereafter                                      3,994
                                                                       ---------
                                                                       $  4,967
                                                                       =========

      The Company had $2,850 at December 31, 1997 of unsecured lines of credit with banks to be drawn upon as needed, bearing interest at the prime rate plus 1/2% (9% at December 31, 1997). A $2,500 line of credit expires in April 1998 with the remaining line of credit expiring in July 1998.

  (5) STOCKHOLDERS' EQUITY

      (a) EMPLOYEE STOCK OPTION PLANS

          The Company has provided for the granting of stock options to key employees under three plans: the 1984 Incentive Stock Option Plan (the 1984 Plan), the 1988 Combined Incentive Stock Option and Non-Qualified Stock Option Plan (the 1988 Plan) and the 1997 Stock Option Plan (the 1997 Plan). All three plans are administered by the Compensation Committee of the Board of Directors (Committee).

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



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================


          Under the terms of the 1988 and 1997 plans, both incentive and nonqualified options to purchase shares of the Company's common stock may be granted. Options under these plans may be designated as incentive or nonqualified at the discretion of the Committee. The exercise price of the options granted under these plans are set at the time of grant, but may not be less than the fair market value of the Company's stock at the date of grant. There are 466,971 and 250,000 shares of common stock authorized for grants under the terms of the 1988 and 1997 Plans, respectively. At December 31, 1997, under the 1988 Plan, there were 117,844 options available for grant. The 1988 Plan will expire on May 26, 1998. There were no outstanding options under the 1997 Plan.

          Generally, options under these plans vest and may be exercised over either a five-year period in cumulative increments of 20% each year beginning one year from the date of grant, or as determined at the discretion of the Committee.

          Options granted, other than incentive options to 10% stockholders, expire ten years from the date of grant. Incentive options to 10% stockholders expire five years from the date of grant.

          A summary of the status of these plans as of December 31, 1997, 1996, and 1995 and changes during the years ended on those dates is presented below:

                                                   1997                       1996                         1995
                                          ------------------------    ------------------------    ------------------------
                                                        WEIGHTED-                  Weighted-                   Weighted-
                                                         AVERAGE                    average                     average
                                                         EXERCISE                   exercise                    exercise
                                           SHARES         PRICE        Shares         price        Shares         price
                                          ------------------------    ------------------------    ------------------------
           Outstanding at
               beginning of year           466,971     $      3.96     323,068     $      4.12     340,995     $      4.03

           Granted                           6,000            4.00     223,400            3.76        --              --
           Exercised                       (26,219)           3.03     (12,843)           2.16     (16,033)           2.09
           Relinquished                    (81,507)           4.47     (66,654)           4.44      (1,894)           4.95
                                           --------                    --------                    -------

           Outstanding at end of year      365,245     $      3.91     466,971     $      3.96     323,068     $      4.12
                                          ========================    ========================    ========================

           Options exercisable at
               year-end                    274,745                     318,216                     259,370
                                         =========                   =========                   =========
           Weighted-average fair
               value of options
               granted during the year    $   1.52                    $   2.05
                                         =========                   =========



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================




          The following table summarizes information about these plans at December 31, 1997:

                                        Options outstanding               Options exercisable
                                -------------------------------------   -----------------------
                                             Weighted-
                                              average    Weighted-                      Weighted-
                                             remaining    average                       average
                  Range of        Number    contractual   exercise         Number       exercise
               exercise prices  outstanding    life        price         exercisable     price
               ------------------------------------------------------    ----------------------

               $3.16 to $4.36    316,245      7.4 years    $ 3.70         228,045     $ 3.68

               $4.80 to $5.38     49,000      5.6 years      5.25          46,700       5.25
                                ----------                               -----------

               $3.16 to $5.38    365,245      7.1 years    $ 3.91         274,745     $ 3.95
                                =====================================    ======================

      (b) DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

          In 1994, 110,000 shares of common stock were reserved for issuance to nonemployee directors of the Company and distributors who serve on the Distributor Advisory Council (Council). In 1995, the shareholders approved an amendment to the Plan which, among other things, increased the number of shares reserved for issuance under the Directors and Distributors Stock Option Plan (Plan) from 110,000 shares to 210,000 shares. At December 31, 1997, there were 86,911 options available for grant.

          In 1995, the Plan was amended such that nonemployee directors, when first elected to the Board by the shareholders, would receive an initial grant of options to purchase 10,000 shares of the Company's common stock. Also, the nonemployee directors in office when this amendment was approved were granted, effective the day the amendment was approved, options to purchase 10,000 shares of the Company's common stock. This amendment further provided that options to purchase 5,000 shares of the Company's common stock would be granted to nonemployee directors each October 1, commencing in 1995. The exercise price of each option is the fair market value on the date of grant.

          The options granted to directors who are not a Lindal distributor vest and are exercisable six months after the grant. Options granted to a director, who is also a Lindal distributor, vest and become exercisable over a four-year period beginning with 20% after six months and in annual cumulative increments of 20% beginning from the date of grant.



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

          A summary of the status of this fixed stock option plan as of December 31, 1997, 1996, and 1995 and changes during the years ended on those dates is presented below:

                                                   1997                         1996                          1995
                                         -------------------------     ------------------------     ----------------------
                                                        WEIGHTED                    Weighted                    Weighted-
                                                        -AVERAGE                    -average                     average
                                                        EXERCISE                    exercise                     exercise
                                            SHARES       PRICE          Shares       price           Shares       price
                                         ----------- -------------     ---------- -------------     ---------- -----------

Outstanding at beginning of year            117,509    $ 4.21             96,119    $ 4.23            18,444     $ 5.87

Exercised                                    (4,000)     3.75                -        -                  -         -
Granted                                      27,200      4.06             22,100      4.14            79,400       3.89
Relinquished                                (21,620)     4.38               (710)     5.38            (1,725)      6.15
                                          ---------                    ---------                   ---------

Outstanding at end of year                  119,089    $ 4.16            117,509    $ 4.21            96,119     $ 4.23
                                          ---------  --------          ---------  --------         ---------   --------

Options exercisable at year-end
                                             82,209                       80,919                      54,185
                                         ----------                   ----------                   ---------

Weighted-average fair value of
      options granted during the
      year                                   $ 1.52                       $ 2.36                      $ 2.22
                                           ========                     ========                    ========



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================


          The following table summarizes information about this fixed stock option plan at December 31, 1997:

                                        Options outstanding                              Options exercisable
                        ----------------------------------------------------      -------------------------------
                                             Weighted-
                                              average         Weighted-                               Weighted-
 Range of exercise           Number          remaining         average               Number            average
      prices               outstanding    contractual life  exercise price        exercisable       exercise price
----------------------- ---------------- ----------------- -----------------      ---------------- --------------
$3.50 to $5.00              111,700         8.2 years           $ 4.03                74,820           $ 4.02

$6.00 to $6.36                7,389         6.1 years             6.21                 7,389             6.21
                        -----------                                               ---------

$3.50 to $6.36              119,089         8.1 years           $ 4.16                82,209           $ 4.21
                        ===========    ==============     ============            ==========         ========

      (c) EMPLOYEE STOCK PURCHASE PLAN

          The Company's 1993 Employee Stock Purchase Plan provides for 110,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to participating employees of the Company. The purchase rights are exercisable annually on October 1 of each year at a price equal to the lesser of 85% of the fair market value of the Company's stock at the beginning or end of the annual period. In 1997, 1996 and 1995, 2,397, 3,848 and 8,233 shares, respectively, for the amounts of $8, $13 and $24, respectively, were issued under the plan.

      (d) OTHER GRANTS OF OPTIONS

          On June 30, 1995, the Executive Committee of the Board of Directors granted options to purchase 10,000 shares to Robert McLennaghan, a related party, for consulting services performed for the Company. The per share exercise price of the options was the fair market value on the date of grant, $3.75. The options were immediately exercisable and expire at the earlier of 10 years from the date of grant or one year after death. The weighted-average fair value of these options was $2.12 per share.

      (e) ISSUANCE OF RESTRICTED STOCK

          Pursuant to a revised compensation program for nonemployee directors, a total of 3,000 and 4,000 shares of the Company's common stock was issued in 1997 and 1996, respectively. The stock issued to the nonemployee directors was valued at the fair market value at the date of grant. As the stock issued was not registered, all certificates bear the appropriate restrictive legend. Compensation expense of $11 and $15 was recorded in 1997 and 1996, respectively.



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

          Pursuant to pre-employment negotiations, in June 1997, 1,000 shares of common stock were issued, and valued at the fair market value at the date of grant, to the person who became the chief financial officer of the Company. As the stock has not been registered, the certificate bears the appropriate restrictive legend. A charge of $4 was recorded as compensation expense in 1997.

      (f) OPTION COMPENSATION EXPENSE

          The Company applies APB Opinion No. 25 in accounting for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net earnings (loss) and basic and diluted earnings (loss) per common share would have been the pro forma amounts indicated below:

                                                         1997     1996      1995
                                                      ---------------------------
            Net earnings (loss):
                As reported                          $ (2,447)    1,506     1,337
                Pro forma                              (2,499)    1,311     1,227

            Basic and diluted earnings (loss)
              per common shares:
                As reported                            (.60)       .37       .33
                Pro forma                              (.61)       .32       .30

          The pro forma amounts reflect only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995:

                                                    1997           1996            1995
                                                 -----------------------------------------
            Expected dividend yield                   --             --            --
            Risk free interest rate range         5.9 - 6.3%     5.8 - 7.5%     5.8 - 7.5%
            Expected term (years)                    4.6            8.4            8.4
            Expected volatility                     31.8%          37.5%          37.5%


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================


      (g) EARNINGS PER SHARE

          SFAS No. 128, Earnings Per Share, establishes a new standard for reporting earnings per share and requires companies with complex capital structures that have publicly held common stock or potential common stock to present both basic and diluted earnings per share
          (EPS) on the face of the statement of operations. Both basic and diluted earnings per share are calculated based on net income (loss) of approximately $(2,447), $1,506, and $1,337 for the years ended December 31, 1997, 1996, and 1995 respectively. Basic EPS of $(0.60) for 1997 was based on weighted average shares outstanding of 4,103,491 and is the same as diluted EPS. Outstanding options to purchase 494,334 shares of common stock were not included in the computation of EPS in 1997 as they were antidilutive.


          The following is a reconciliation of the number of shares (denominator) used in the EPS calculations for 1996 and 1995.

                                                                     Year ended
                                           --------------------------------------------------------------------
                                               December 31, 1996                     December 31, 1995
                                           -------------------------            -------------------------------
                                             Weighted              Per           Weighted               Per
                                             average              share           average              share
                                              shares              amount          shares               amount
                                           --------------------------------------------------------------------
Basic EPS                                   4,070,384          $   0.37           4,043,545           $ 0.33
Effect of dilutive securities -
     options                                   27,417                                41,875
Diluted EPS                                 4,097,801              0.37           4,085,420             0.33

  (6) INCOME TAXES

      The components of earnings (loss) before income tax expense (benefit) are as follows:

                                                      1997       1996     1995
                                                   ----------------------------
                    U.S.                           $ (2,455)     2,612    1,361
                    Canada                             (686)      (444)     805
                                                   ----------------------------

                                                   $ (3,141)     2,168    2,166
                                                   ============================



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================




      Total income tax expense (benefit) was allocated as follows:

                                                        1997     1996      1995
                                                       ------------------------
                    Current:
                        U.S. Federal                 $  (881)    1,057      542
                        Canadian                          66      (357)     339
                        State                            -          13        3
                                                       ------------------------

                                                        (815)      713      884
                    Deferred:
                        U.S. Federal                     121      (141)     (53)
                        Canadian                         -          90       (2)
                                                       ------------------------

                                                         121       (51)     (55)
                                                       ------------------------

                                      Total          $  (694)      662      829
                                                       ========================

      The income tax expense (benefit) in the consolidated financial statements differs from the amount of income tax determined by applying the applicable U.S. Federal statutory income tax rate to pretax income as follows:

                                                          1997      1996     1995
                                                         ------------------------
                    Statutory tax rate                   (34) %      34 %      34 %
                    Effect of Canadian taxes               -         (5)        3
                    Unrecognized net operating
                        losses                             9          -         -
                    Other, net                             3          2         1
                                                         ------------------------

                                                         (22) %      31 %      38 %
                                                         ========================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                                 1997   1996
                                                                               --------------
              Deferred income tax assets:
                  Receivables, due to the allowance for doubtful
                     receivables                                               $  184     128
                  Uniform inventory capitalization for tax purposes                10      34
                  Accrued expenses deductible in different years for tax          141     152
                  Net operating loss carryforwards                                265      -
                                                                               --------------

                                Deferred income tax assets                        600     314

               Valuation allowance                                               (265)     -
                                                                               --------------

                                                                                  335     314

               Deferred income tax liabilities - property, plant and
                  equipment, principally due to differences in basis
                  of assets and depreciation                                      352     210
                                                                               --------------
                                Net deferred income tax asset (liability)      $  (17)    104
                                                                               ==============


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================


      The valuation allowance for deferred tax assets as of January 1, 1997 and 1996 was $265,000 and $0, respectively. The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $265. There was no change in the valuation allowance for 1996 and 1995.

      The Company's Canadian subsidiaries have net operating loss carryforwards of $1,050 which expire in 1998 through 2004.

  (7) LEASED ASSETS AND LEASE COMMITMENTS

      The Company controls certain properties under operating leases, some of which are subleased to dealers. In addition, the Company leases certain production facilities and equipment.

      A summary of rent expense under noncancelable operating leases follows:

                                                        1997      1996     1995
                                                      --------------------------

     Gross rent expense                               $  451        473      427
         Less sublease rentals                            46         42        5
                                                      ==========================

             Net rent expense                         $  405        431      422
                                                      ==========================

      Noncancelable long-term operating lease commitments are as follows:

          Years ending December 31        Aggregate minimum rentals
         ---------------------------------------------------------

                  1998                         $  239
                  1999                            165
                  2000                             90
                  2001                             13
                  2002                             13
               Thereafter                         273
                                               ======
                                               $  793
                                               ======



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================


  (8) YEAR 2000

      In January 1997, the Company developed a plan to address the Year 2000 computer problem and began converting its computer systems to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that with upgrades to existing software, the Year 2000 problem will not pose significant operation problems for the Company's computer systems. However, if such upgrades are not completed timely, the Year 2000 problem may have a material impact on the operations of the company. The Company expects to incur internal staff costs as well as the cost of the software upgrades. In the opinion of management, the internal staff costs will not be incremental, but rather will represent the redeployment of existing resources. The incremental costs of the software upgrades will be minimal and will not have a material effect on the Company's financial position or results of operations.

  (9) RETIREMENT PLANS

      (a) SALARY SAVINGS PROFIT SHARING PLAN

          The Company's Salary Savings Profit Sharing Plan under Section 401(k) of the Internal Revenue Code covers substantially all full-time nonunion employees. Plan participants may contribute up to 15% of their annual salary to the plan with the Company making a matching contribution in the amount of 25% of such employee contributions. Plan administration costs and the Company's costs of matching employees' contributions to the plan totaled $78 in 1997, $85 in 1996 and $78 in 1995. The Company may also contribute to the plan such additional amounts as the Board of Directors may determine in its sole discretion. The Board of Directors decided that $31 for both December 31, 1996 and 1995 should be contributed to this plan on behalf of the employees.

      (b) PENSION PLAN

          The Company contributes to various trusteed defined benefit pension plans under industry-wide agreements. These contributions are based on the hours worked by employees covered under collective bargaining agreements. Pension expense for these plans was $193 in 1997, $165 in 1996 and $185 in 1995. In 1994, a new collective bargaining agreement was negotiated for the woodworkers in the Province of British Columbia. The agreement required that employers make two "one time" contributions to the plan. One payment of $22 was made in November 1994. The second payment of $38 was made in June 1995.



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)

================================================================================




 (10) RELATED PARTY TRANSACTIONS

      In 1997, 1996 and 1995, the Company made payments to a private company controlled by Sir Walter Lindal and certain other members of the Lindal family who are officers and directors of the Company of $34 in each of the respective years as consideration for the use of various patents.

      Sales of homes to certain members of the Board of Directors who are also dealers totaled approximately $715 in 1997, $639 in 1996 and $949 in 1995. All sales were made under normal trade terms.

 (11) FOREIGN OPERATIONS

      The Company and its subsidiaries are primarily engaged in the manufacture and distribution of cedar homes and sunrooms. Company operations are conducted in the United States and in Canada.

                                                1997            1996            1995
                                             -----------------------------------------
Revenue:
    United States:
       Sales to unaffiliated customers       $  42,762          41,249          36,858
       Transfers to Canadian operations         17,900           6,172           1,957
                                             -----------------------------------------

                                                60,662          47,421          38,815
    Canada:
       Sales to unaffiliated customers           6,086           5,386           5,453
       Transfers to U.S. operations             38,457          11,440           7,053
                                             -----------------------------------------

                                                44,543          16,826          12,506
                                             -----------------------------------------


                                               105,205          64,247          51,321
    Less interarea transfers                    56,357          17,612           9,010
                                             -----------------------------------------

                      Total                  $  48,848          46,635          42,311
                                             -----------------------------------------
Operating income (loss):
    United States                               (3,171)          1,869           1,134
    Canada                                        (689)           (645)           (481)
                                             =========================================

                      Total                  $  (3,860)          1,224             653
                                             =========================================

Identifiable assets:
    United States                               21,580          23,116          22,423
    Canada                                      10,607           6,918           5,569
                                             =========================================

                      Total                  $  32,187          30,034          27,992
                                             =========================================

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


 (12) LITIGATION

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

                                                                     Schedule II

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1996 and 1995

                                 (In thousands)



================================================================================================
    Column A               Column B            Column C                 Column D      Column E
    --------               --------            --------                 --------      --------
                                              Additions
                                              ---------
                                           (1)           (2)
                                         Charged       Charged
                           Balance at    to costs       to other                         Balance
                           beginning       and        accounts -                        at end
Description                 of year     expenses       describe        Deductions       of year
------------------------------------------------------------------------------------------------
1997

Allowance for
    doubtful                                                                 3 (a)
    receivables            $ 394           123            -                 53 (b)        461
                             ===================================================================


1996

Allowance for
    doubtful                                                                 1 (a)
    receivables            $ 204           205            -                 14 (b)        394
                             ===================================================================


1995

Allowance for
    doubtful                                                                (2)(a)
    receivables            $ 203           111            -                112 (b)        204
                             ===================================================================



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

                                              LINDAL CEDAR HOMES, INC.


March 31, 1998
                                           /S/Robert W. Lindal, Chairman
                                              ---------------------------------
                                              Robert W. Lindal, Chairman


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                                                           Date  3/31/98           /S/        Robert W. Lindal
    ---------------      ---------------------------------           --------------     -------------------------------------
                                Sir Walter Lindal                                                 Robert W. Lindal
                             Director and Secretary                                              Director, Chairman
                                                                                            and Chief Executive Officer


Date                                                           Date  3/31/98            /S/         Martin J. Lindal
    ---------------      ---------------------------------          ---------------      -------------------------------------
                                 Douglas F. Lindal                                                  Martin J. Lindal
                                 Director, President                                                  Director and
                              and Chief Operating Officer                                       Vice President Information
                                                                                                       Systems and
                                                                                                   Assistant Secretary


Date     3/31/98         /s/         Dennis Gregg               Date
    ---------------      ----------------------------------         ---------------      -------------------------------------
                                     Dennis Gregg                                                 Everett G. Martin
                               Chief Financial Officer                                            Director and Vice
                              (Principal Financial and                                            President Midwest
                                 Accounting Officer)                                              and Eastern Canada


Date                                                            Date
    ---------------      ----------------------------------         ---------------      -------------------------------------
                                 William R. Monkman                                                 William Lorenz
                                      Director                                                         Director


Date                                                            Date
    ---------------      ----------------------------------         ---------------      -------------------------------------
                                William M. Weisfield                                               Charles R. Widman
                                      Director                                                         Director


Date
    ---------------      ----------------------------------
                                 Charles T. Collins
                                      Director

                            LINDAL CEDAR HOMES, INC.

                                  EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.

--------------------------------------------------------------------------------
         Exhibit
         numbers              Description
--------------------------------------------------------------------------------


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

          (10.3)   1988 Combined Incentive Stock Option Plan and Non-Qualified
                   Stock Option Plan (c)

          (10.4)   Directors and Distributors Stock Option Plan (d)

          (10.5)   1993 Employee Stock Purchase Plan (d)

          (10.6)   Amendment to the Directors' and Distributors' Stock Option
                   Plan (e)

           (21)    Subsidiaries of the registrant (f)

           (23)    Consent of Independent Certified Public Accountants

           (27)    Financial Data Schedule

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

     (e) Incorporated herein by reference from the Registrant's Proxy Statement dated April 27, 1994

     (f) Incorporated herein by reference from the Registrant's Form 10-K filed for the fiscal year ended December 31, 1996.

--------------------------------------------------------------------------------


Copies of the above exhibits may be obtained from the Securities and Exchange Commission or the Registrant by request.