Form 10-Q
period 1998-03-29
LINDAL CEDAR HOMES INC /DE/
filed 1998-05-13
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(Mark One)
[X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended March 29, 1998.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ______________ to
     ________________.



Commission File Number 0-6087


                             LINDAL CEDAR HOMES, INC.
       ------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


               Delaware                                    91-0508250
       -------------------------------               -------------------------
       (State or other jurisdiction                      (I.R.S. Employer
          of incorporation or                            Identification No.)
             organization)



                4300 South 104th Place, Seattle, Washington 98178
       ------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (206) 725-0900
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes   [X]       No [ ]

Common stock outstanding at March 29, 1998: 4,118,446 shares at $.01 par value.


                                     1 of 20

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I               Financial Information

        Item 1       Financial Statements (unaudited)
                       Condensed Consolidated Balance Sheet                  4
                       Condensed Consolidated Statement of Operations        5
                       Condensed Consolidated Statement of Cash Flows        6
                       Notes to Condensed Consolidated Financial Statements  7

        Item 2       Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                           14


Part II              Other Information

        Item 6(a)                                                           18
        Item 6(b)    Reports on Form 8-K                                    18
        Signatures                                                          19
        Exhibit Index                                                       20



                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              March 29, 1998, December 31, 1997 and March 30, 1997
                              (Dollars in thousands)
                                   (Unaudited)


===============================================================================================
                                                         March 29,     December 31,    March 30,
                                                           1998           1997           1997
===============================================================================================
                      Assets
Current Assets
   Cash and cash equivalents                             $    606          2,286          2,336
   Short-term investments                                      78             77            590
   Receivables:
       Trade                                                2,747          2,536          2,435
       Current installments of long-term notes
         receivable                                           188            229            228
       Refundable income taxes                              2,092          1,198          1,019
                                                         --------------------------------------
                                                            5,027          3,963          3,682
       Less allowance for doubtful receivables                313            461            419
                                                         --------------------------------------
                      Net receivables                       4,714          3,502          3,263
   Inventories                                             10,194         10,078         11,325
   Prepaid expenses                                         2,332          2,294          1,987
   Deferred income taxes                                      248            335            314
                                                         --------------------------------------
                      Total current assets                 18,172         18,572         19,815

Long-term notes receivable, excluding current
   installments                                               953          1,190          1,022
Property, plant and equipment, net                         12,002         12,029          9,231
Other assets, at cost, less accumulated
   amortization                                               561            396            504
-----------------------------------------------------------------------------------------------
                                                         $ 31,688         32,187         30,572
===============================================================================================

       Liabilities and Stockholder's Equity
Current liabilities
   Current installments of long-term debt                $    180            180             54
   Accounts payable trade                                   2,142          2,841          2,143
   Notes payable                                              565             --             --
   Accrued salaries and wages                                 187            285            189
   Other accrued expenses                                   1,102            864          1,120
   Income taxes payable                                       157             --             --
   Customer deposits                                        5,400          4,430          5,850
                                                         --------------------------------------
                      Total current liabilities             9,733          8,600          9,356
Long-term debt, excluding current installments              4,767          4,787          1,150
Deferred income taxes                                         342            352            387
Stockholder's equity:
   Common stock, $.01 par value. Authorized
      10,000,000 shares; issued and outstanding
      4,118,446 shares at March 29, 1998, 4,118,446
      shares at December 31, 1997 and 4,091,136
      shares at March 30, 1997                                 41             41             41
   Additional paid-in capital                              16,033         16,033         15,946
   Cumulative translation adjustment                         (603)          (712)          (849)
   Retained earnings                                        1,375          3,086          4,541
                                                         --------------------------------------
                      Total stockholder's equity           16,846         18,448         19,679
-----------------------------------------------------------------------------------------------
                                                         $ 31,688         32,187         30,572
===============================================================================================

See accompanying notes to condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            For the three months ended March 29, 1998 and March 30, 1997
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

===========================================================================
                                                     March 29,     March 30,
                                                        1998          1997
---------------------------------------------------------------------------
Revenue                                               $ 5,645         7,540
Cost of goods sold                                      5,967         7,252
                                                      ---------------------
       Gross profit (loss)                               (322)          288

Operating expenses:
    Selling, general and administrative expenses        2,085         2,183
    Display court expenses                                130           161
                                                      ---------------------
       Total operating expenses                         2,215         2,344
                                                      ---------------------
       Operating loss                                  (2,537)       (2,056)

Other income (expense):
    Rental income                                          67            90
    Interest income                                        32            60
    Interest expense                                      (87)          (29)
    Other, net                                             94           466
                                                      ---------------------
       Other income, net                                  106           587
                                                      ---------------------
       Loss before income tax benefit                  (2,431)       (1,469)

Income tax benefit                                        720           477
                                                      ---------------------

       Net loss                                       $(1,711)         (992)
                                                      =====================
Basic and diluted  - net loss per common share        $ (0.42)        (0.24)
===========================================================================
See accompanying notes to condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the three months ended March 29, 1998 and March 30, 1997
                             (Dollars in thousands)
                                   (Unaudited)

==============================================================================================
                                                                March 29, 1998  March 30, 1997
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                        $(1,711)         (992)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization of plant and
          equipment                                                     219           244
        Amortization of other assets                                     53            41
        Amortization of display homes                                    36            50
        Gain on disposal of property, plant and equipment                --          (466)
        Deferred income tax expense                                      76           177
        Allowance for doubtful notes                                     47            --
        Change in operating assets and liabilities
           Increase in net receivables other than current
             notes                                                   (1,122)       (1,008)
           Increase in inventories                                     (152)         (808)
           Increase in prepaid expenses                                (250)         (564)
           Increases in current liabilities other than
             current installments of long-term debt
             and notes payable                                          569         1,440
        Notes receivable decrease (increase) related to operating
          activities                                                      9          (135)
        Addition to other assets                                         (7)           --
                                                                    ---------------------
                    Net cash used in operating activities            (2,233)       (2,021)

Cash flows from investing activities:
    Purchase of short-term investment                                   (38)          (99)
    Liquidation of short-term investments                                38         2,285
    Cash received for repayment of notes (not related to sale
      of homes)                                                         103            21
    Cash received from the sale of property, plant and
      equipment                                                          --         1,460
    Additions to property plant and equipment                          (171)         (605)
    Disbursements for loans (not related to sale of homes)               (8)           (8)
                                                                    ---------------------
                    Net cash provided by (used in) in investing
                      activities                                        (76)        3,054

Cash flows from financing activities:
    Proceeds from exercise of stock options                              --            30
    Repayment of long-term debt                                         (18)          (12)
    Additions to notes payable                                        1,790            --
    Repayment of notes payable                                       (1,225)           --
                                                                    ---------------------
                    Net cash provided by financing activities           547            18
Effect of exchange rates on cash and cash equivalents                    82            23
                                                                    ---------------------
                    Net increase (decrease) in cash and
                      cash equivalents                               (1,680)        1,074
Cash and cash equivalents beginning of period                         2,286         1,262
                                                                    ---------------------
Cash and cash equivalents at end of period                          $   606         2,336
                                                                    =====================

Supplemental disclosures of cash flow information - cash paid during period for:
        Interest                                                    $    20            29
        Income taxes                                                     63            --
=========================================================================================

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              March 29, 1998, December 31, 1997 and March 30, 1997
                 (Dollar in thousands, except per share amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals, except as noted below, and include all recurring adjustments that are considered necessary by management to fairly state the results of the interim periods. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and certain disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principals have been omitted. Due to the seasonality of the Company's business, the accompanying condensed consolidated financial statements may not necessarily be indicative of the results to be obtained for the full year. This report should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.

(2) EARNINGS (LOSS) PER COMMON SHARE

    SFAS No. 128, Earnings Per Share, establishes a new standard for reporting earnings per share and requires companies with complex capital structures that have publicly held common stock or potential common stock to present both basic and diluted earnings per share (EPS) on the face of the statement of operations. Both basic and diluted loss per share are calculated based on net loss of approximately $(1,711) and $(992) for the quarters ended March 29, 1998 and March 30, 1997, respectively. Basic EPS of $(0.42) for the quarter ended March 29, 1998 was based on weighted average shares outstanding of 4,118,446 and is the same as diluted EPS as all options were considered antidilutive. Outstanding options to purchase 511,334 shares of common stock were not included in the computation at March 29, 1998 as they were antidilutive. Basic EPS of $(0.24) for the quarter ended
    March 30, 1997 was based on weighted average shares outstanding of 4,084,981 and is the same as diluted EPS as all options were considered antidilutive. Outstanding options to purchase 617,752 shares of common stock were not included in the computation at March 30, 1997 as they were antidilutive.

(3) FINANCIAL ACCOUNTING STANDARDS ADOPTED

    SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purpose financial statements. The Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              March 29, 1998, December 31, 1997 and March 30, 1997
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

    evaluating the Statement's provisions to determine how it will present comprehensive income in its financial statements. The Company will adopt SFAS No. 130 in 1998. Comprehensive income for March 29, 1998 and March 30, 1997, is as follows:



                                              March 29, 1998  March 30, 1997
                                              -----------------------------
         Net loss                                $(1,711)         (992)
         Gain (loss) from foreign currency
           translation                               109          (102)
                                              -----------------------------
         Comprehensive loss                      $(1,602)       (1,094)
                                              =============================

    SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public companies report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirements to report information about major customers. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its annual financial statements, if any, and will adopt SFAS No. 131 in 1998.

(4) INVENTORIES

    A summary of inventories follows:

                                    March 29,   December 31,   March 30,
                                      1998         1997          1997
                                    -----------------------------------
         Raw materials              $ 2,933         2,992         4,461
         Work-in-process              3,411         3,092         2,686
         Finished goods               3,386         3,495         3,423
         Display models                 464           499           755
                                    -----------------------------------
                                    $10,194        10,078        11,325
                                    ===================================

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              March 29, 1998 December 31, 1997 and March 30, 1997
               (Dollars in thousands, except per share amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

(5)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                       March 29,    December 31,  March 30,
                                                         1998         1997          1997
                                                        ---------------------------------
         Building and leasehold improvements            $10,886       10,823        7,324
         Equipment                                        5,298        5,195        5,084
         Furniture and fixtures                           4,161        4,091        3,742
                                                        ---------------------------------
                                                         20,345       20,109       16,150
         Less accumulated depreciation and
           amortization                                  10,532       10,265        9,238
                                                        ---------------------------------
                                                          9,813        9,844        6,912
         Land                                             2,189        2,185        2,319
                                                        ---------------------------------
                 Net property, plant and equipment      $12,002       12,029        9,231
                                                        =================================


(6) IMPAIRMENT OF LONG-LIVED ASSETS

    Because of the unfavorable cedar market conditions that existed in 1997, management temporarily closed its Surrey, British Columbia, Canada sawmill operations in the fourth quarter of 1997 and a recognized valuation charge in fiscal 1997. After opening briefly in the first quarter of 1998, management decided again to temporarily close the sawmill until the market for cedar logs and green and finished cedar lumber improve. However, management expects these market conditions to continue for some indefinite time period and believes that 1997 sawmill operating losses are indicative of expected future operating results. In the event that market conditions do not improve, management may decide to permanently close the sawmill operations. Such a decision could subject the Company to certain closure costs which could range from an immaterial amount to approximately $500.


(7) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                        March 29,   December 31,  March 30,
                                                           1998        1997          1997
                                                        -----------------------------------
         Industrial revenue bonds                         $3,725       3,725          --
         First mortgage note payable                       1,118       1,131       1,171
         Other                                               104         111          33
                                                          ------------------------------

            Total long-term debt                           4,947       4,967       1,204

         Less current installments                           180         180          54
                                                          ------------------------------

            Long-term debt, excluding current
              installments                                $4,767       4,787       1,150
                                                          ==============================

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Lindal Cedar Homes, Inc. (the "Company") is primarily engaged in the manufacture and distribution of custom cedar homes, windows and sunrooms. The Company manufactures standard dimensional cedar lumber. Cedar lumber, that meets the Company's quality standards, is combined with windows, sunrooms, and other purchased forest products and building materials into home packages which can be shipped nationally and internationally to the home buyer's construction site.

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

The majority of the Company's house sales are made through independent dealers. The Company's dealers are subject to the economic conditions, weather conditions, housing trends, and demographic influences existing in their locale. As such, individual dealer sales may vary from year to year.

As non-exclusive independent businesses, the dealers may sell products or services that complement the products and services sold by the Company. The Company continually recruits new dealers to expand sales into previously unserved locations and to replace dealers that have retired or otherwise discontinued their dealership operations.

The Company's Surrey, British Columbia location currently includes a sawmill which has historically produced the majority of the Company's cedar lumber needs. Most of the sawmill's output that meets quality standards is remanufactured into the cedar components of homes. Preferably, the higher grades of lumber are used in home packages, where the margins are better. Sawmill production that is not of a grade suitable for use in homes, or is in excess of requirements for home sales is sold on the commodity lumber market.

As discussed in the Company's 1997 Form 10-K, in 1997 the Company experienced a loss from the sawmill operations and, during the last half of 1997, the market value of green and finished cedar lumber did not keep pace with the escalating cost of cedar logs. The operating loss, combined with a shortage of cedar logs experienced in the fourth quarter of 1997, caused the Company to temporarily close the sawmill in November 1997. After resuming operations for a brief period of time in the first quarter of 1998, the Company, in March 1998, decided to again temporarily close the sawmill until the market for cedar logs and green and finished cedar lumber improve and the sawmill can be operated on a profitable basis. Until the sawmill resumes operations, the Company will fill its needs for cedar lumber from existing inventory, and purchase commodity cedar lumber on the open market at more favorable prices than it can produce internally.

Management believes that as long as the market conditions, existing in the last half of 1997 and the first quarter of 1998, continue that the 1997 sawmill operating results are indicative of expected future sawmill operating results.

The Company recognizes revenue from orders when the home package is shipped. Entering the second quarter of 1998, the total backlog stated in dollars decreased $4 million (12%) from approximately $33 million in 1997 to approximately $29 million in 1998. Because the Company's business is seasonal the backlog data does not necessarily reflect the level of the Company's business on an annual basis. The Spring promotion, which ended April 15, 1998, and the Spring price increase, which occurred in April 1998 compared to March 1997, both produced timing differences in the receipt of new orders in the first quarter of 1998.

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

The Company is working to secure its cedar raw material needs on a long term basis. The Province of British Columbia established a program which sets aside a portion of the allowable annual harvesting of timber for smaller companies. The harvesting rights are sold, through timber sales, to companies which can demonstrate the highest value being added to the raw lumber through efforts made in British Columbia. In 1994, the Company was first granted rights to harvest approximately 50,000 cubic meters of timber between 1994 and 1997. On September 30, 1996, the Company was granted a second timber sale. The grant is for 327,000 cubic meters of timber to be harvested within a five year period. As of March 29, 1998, it is expected that this timber sale will allow the Company to secure a cedar supply for a minimum of the next three years.

The Company has reached agreement with MacMillan Bloedel who will provide services related to the planning, management of timber harvesting, and marketing of the logs. As the majority of the timber to be harvested is not western red cedar, or not suitable for processing in the Company's sawmill, the timber harvested will be sold on the log market in Canada. By having these logs available for sale, the purchase of western red cedar logs for the Company's sawmill or the purchase of green or finished cedar lumber will be greatly facilitated during the term of the timber sale.

The Company believes that this timber sale agreement will be moderately profitable, however it is not expected that this contract will be as profitable, on a relative basis, as the previously awarded timber sale. However, management believes that the obtaining of this timber sale will greatly facilitate the procurement of cedar logs and/or lumber.

As a condition of the grant of the second timber sale, the Company committed to consolidating its home shipment operations in, and transferring a considerable amount of its lumber remanufacturing to, its Surrey, British Columbia facility. To satisfy this condition will require the Company to invest $5 to $6 million in new plant and equipment and lease an additional seven to eight acres of land adjacent to the current Surrey, British Columbia facility. The Company has negotiated the required leases.

In 1996, the Company began the process of consolidating its distribution operations into the Surrey, British Columbia facility, and the consolidation was completed in the first quarter of 1997. All home shipments originate from the Surrey facility.

Also, in response to receiving the second timber sale grant described above, a 10-year labor agreement was signed with the union for the Canadian plant employees in the second quarter of 1997. This agreement provides that the new jobs created/moved to British Columbia will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and increasing, over the next 10 years, to a maximum of 80% of that agreement.

Prior to being able to harvest any timber granted in the second timber sale, the Company is required to "substantially complete" the items it has committed to under the terms of the timber sale. The consolidation of the shipping operation has occurred, the ground lease commitments have been secured, and the ground/soil preparation for the construction of the new lumber remanufacturing plant and home distribution facility began in 1997. It is anticipated that construction of the new facilities will begin in the second or third quarter of 1998 and be completed in 1999. In recognition of the progress completed, the Province of British Columbia has given the Company limited authorization to begin harvesting timber. Management expects that timber harvesting will begin in the third quarter of 1998.

Until construction of the new Surrey, British Columbia remanufacturing facility is complete, cedar lumber will continue to be remanufactured by the Company in Tacoma, Washington. When the remanufacturing of lumber is performed at the Surrey, British Columbia facility, the Tacoma, Washington facility will provide its services exclusively to third parties.

Prior to investing the required $5 to $6 million, management is re-evaluating the economics of expanding the Surrey, British Columbia facility in relation to the current wood market conditions, its internal manufacturing costs, the availability of cedar lumber, and the Company's ability to finance the project. The Company is considering several financing methods, including sale of existing facilities, debt financing, equity financing, leasing, sale/leaseback or a combination of alternatives. There is no assurance that the Company can finance the required expansion of the Surrey, British Columbia facility.

Although cedar logs are the primary raw material used in manufacturing, the Company purchases substantial quantities of forest products on the commodity market to ship in its home packages. Since 1993, the Company has experienced the extreme volatility and record price levels that have been present throughout the forest products industry. Presently, the Company does not anticipate any serious long-term problems in securing the needed forest products in the foreseeable future. The Company does expect that there may be occasional, temporary shortages of cedar logs and that price volatility of cedar logs, lumber and other forest products may occur for some time. For this reason, the Company hedges a portion of its non-cedar lumber needs using options and futures contracts. The Company may also make selected strategic purchases, when relatively favorable prices exist in the market, of larger quantities than it has historically. These purchases are not expected to be in excess of anticipated needs.

As discussed in the Company's 1997 10-K, the consolidation of the Lindal Building Products Division into the Burlington, Washington facility was completed in the fourth quarter of 1997. Prior to this consolidation, all sunrooms were manufactured on contract basis by a third party. In the fourth quarter of 1997, Lindal Building Products began the internal manufacturing of aluminum sunrooms and will begin the internal manufacturing of cedar sunrooms in the second quarter of 1998. In addition, Lindal Building Products Division will begin the manufacture and sale of a new line of window products in the second quarter of 1998.

The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below (in thousands of dollars):

                        1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
      Revenue 1998      $     5,645

      Revenue 1997            7,540          14,913          14,298          12,097

      Revenue 1996            6,587          14,173          14,632          11,243

      Revenue 1995            6,630          13,947          11,536          10,198

      Revenue 1994            7,076          11,521          10,979           9,957

                                  FIRST QUARTER

NEW ORDERS

The dollar value of new orders taken decreased 27% from the first quarter of 1997 to the first quarter of 1998. The number of new order units decreased 35% for the same time period. The following table illustrates the percentage change in the number and dollar value of new orders for the first quarter of each of the last 5 years:

      % CHANGE IN       1998       1997        1996       1995        1994
      Units             -35%        -5%         4%          5%        -32%
      Dollar Value      -27%        -5%        11%         14%        -26%

The Access product represented 47% of new order units in the first quarter of 1997 compared to 37% of new order units in 1997, while the dollar value of the Access product new orders were 40% of the total dollar value of new orders in the first quarter of 1998 compared to 29% of the total dollar value in the first quarter of 1997. Size and value of a home is a function of customer preference and may change somewhat from period to period.

Management believes the decrease in the number of new orders is primarily related to: the cumulative effect of recent price increases necessary to offset the escalating wood costs experienced in 1997; the delay in new orders resulting from the timing of a sales promotion which ended in April 1998; the timing of the Spring '98 price increase, which occured in April 1998 compared to March 1997; and the unseasonable weather experienced in many parts of the country.

REVENUE

Revenue decreased $1.90 million (25%) from $7.54 million in the first quarter of 1997 to $5.64 million in the first quarter of 1998, primarily due to the decreases in house revenue and revenue from other sales.

Revenue from houses decreased $1.17 million (24%) from $4.92 million in the first quarter of 1997 to $3.75 million in the first quarter of 1998. This is primarily due to the decrease in the number of houses shipped which decreased 32% from 68 in the first quarter of 1997 to 46 in the first quarter of 1998. Management believes the reduction in the number of units shipped is primarily related to the decrease in new orders resulting from the cumulative effect of recent price increases, the timing of sales promotions, the unseasonable weather experienced in many parts of the country, and increased sales of Access homes.

During 1997, the Company announced two graduated price increases. The first was an increase of 4.5% which became fully effective in the third quarter of 1997, the second was a 3.5% price increase which became fully effective in the first quarter of 1998. In the first quarter of 1998 the Company announced another price increase, combined with a decrease in house specifications, of approximately 3% which became effective on April 15, 1998. These price increases and specification decreases were necessary to offset the escalation of wood costs experienced in 1997 especially for cedar lumber.

The Access home (the base price of which is 25%-30% less than the traditional Cedar Frame home) accounted for approximately 47% of home sales revenue and 54% of home units shipped in the first quarter of 1998 compared to 26% of home sales revenue and 34% of the house units shipped in the first quarter of 1997.

Revenue from sunrooms increased $70,000 (27%) from $260,000 in the first quarter of 1997 to $330,000 in the first quarter of 1998.

Revenue from other sales decreased $800,000 (34%) from $2.36 million in first quarter of 1997 to $1.56 million in the first quarter of 1998. This reduction is primarily due to decreased lumber sales resulting from temporary closure of the sawmill. The sawmill operated for approximately a 4 week period during the first quarter of 1998 compared to full time operation in the first quarter of 1997. Since most of the sawmill output is sold on the open lumber market, there was less lumber sold during the first quarter of 1998 than in the first quarter of 1997. Material sales decreased $680,000 (48%) from $1.42 million in the first quarter of 1997 to $740,000 in the first quarter of 1998.

MATERIAL COSTS

During 1997, the Company experienced escalating costs for many of the forest products included in its home packages, especially for cedar. While there has been some softening of prices in specific areas of the wood supply market, the Company continues to experience increased costs for lumber and wood products, especially for cedar which is the primary material used in the Company's homes. These increased lumber and wood products costs, including the cost of cedar, have not been fully offset by the price increases implemented in 1997 and the first quarter of 1998.

In dollars, material costs decreased $810,000 (21%) from $3.89 million in the first quarter of 1997 to $3.08 million in the first quarter of 1998 on 22 fewer home shipments. However, mitigating the reduction in material costs was the fact that, due to the temporary closure of the sawmill, there was a decrease in the amount of cedar lumber sold.

As a percent of revenue, material costs were 51.6% in the first quarter of 1997 compared to 54.5% in the first quarter of 1998. This increase in material costs as of percentage of revenue is due to the increased cost of lumber and other forest products, especially cedar, in the first quarter of 1998 over the first quarter of 1997, which have not been fully offset by the cumulative effect of price increases.

Material costs, as a percentage of revenue, improved over the fourth quarter of 1997 when material costs were 60.9% of revenue. This decrease is partially due to some softening of costs in specific areas of the wood supply market and the cumulative effect of the recent price increases. Again, mitigating this decrease was the reduction in the amount of cedar lumber sold which, due to current market conditions and those existing during the last half of 1997, were sold at cost. The reduction in the amount of lumber sold at cost reduced material costs as a percent of revenue.

To further offset the increased cost of lumber and wood products, the Company announced a 3% price increase/decrease in the specifications of its houses which became fully effective in the second quarter of 1998.

OTHER COSTS OF GOODS SOLD

Non material costs, included in the cost of goods sold, decreased $470,000 (14%) from $3.36 million in the first quarter of 1997 to $2.89 million in the first quarter of 1998. This is primarily due to a decrease in manufacturing labor and labor related costs of $210,000, and net decreases in other manufacturing costs of $260,000. These decreases are primarily due to cost reductions from the temporary closure of the sawmill and aggressive containment of other manufacturing costs.

GROSS PROFIT

Despite the price increase of 3.5%, which was fully effective in the first quarter of 1998, gross profit fell from 3.8% of revenue in 1997 to -5.7% of revenue in 1998, due primarily to increased material costs, the decrease in the number of home units shipped, the change in mix of homes sold, and the fixed nature of certain manufacturing costs.

The mix of home units sold has also impacted gross profit. As a percent of total units sold, home units sold for Cedar Frame, Access and Cedar: Solid for the first quarter of each of the current and two preceding years is presented in the table below.

     HOME PRODUCT               1998                  1997                  1996
Cedar Frame                     39%                   56%                   59%
Access                          54%                   34%                   33%
Cedar: Solid                     7%                   10%                    8%

Although the Access home (the base price of which is 25% - 30% less than the Cedar Frame home) has lower material costs than the Cedar Frame home, the gross profit is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $120,000 (5%) from $2.34 million in the first quarter of 1997 to $2.22 million in the first quarter of 1998.

Selling, and general and administrative expenses decreased $100,000 (5%) from $2.18 million in the first quarter of 1997 to $2.08 million in the first quarter of 1998. Selling expenses were virtually unchanged, while general and administrative expenses decreased $140,000 (12%) from $1.15 million in the first quarter of 1997 to $1.01 million in the first quarter of 1998. This is primarily due to the absence of profit sharing in the first quarter of 1998, and general cost cutting measures implemented by the Company.

OTHER INCOME

Other income decreased $480,000 (81%) from $590,000 in the first quarter of 1997 to $110,000 in the first quarter of 1998. This is primarily due to the pre-tax gain recognized ($466,000) on the sale of the Company's Kent, Washington facility in the first quarter of 1997, and the increase in interest expense related to the Industrial Revenue Bonds issued in November 1997.

INCOME TAX EXPENSE (BENEFIT)

In the first quarter of 1998, the Company incurred losses from operations in both the United States and its Canadian subsidiaries. Losses, before income tax benefit, from operations in the United States totaled $2.25 million, which provided a tax benefit of $740,000. Losses, before income tax benefit, from Canadian subsidiary operations totaled $180,000. The Company recognized a net tax expense of $20,000, from Canadian operations, and did not recognize a tax benefit from the Canadian losses due to the inability to carryback the net operating losses and the uncertainty of utilizing the net operating loss carryforward against future taxable Canadian income. Overall the Company recognized a tax benefit of $720,000 in the first quarter of 1998 compared to a tax benefit of $480,000 in the first quarter of 1997.

LIQUIDITY

The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the industry.

The Company primarily pays its vendors within stated terms and takes advantage of discounts for early payments whenever available. Operations and customer deposits for home and sunroom orders are the Company's primary source of cash.

CASH

Cash and cash equivalents and investments are traditionally at their lowest levels in the first quarter of the year.

Cash and cash equivalents decreased by $1.68 million (73%) from $2.29 million at December 31, 1997 to $610,000 at March 29, 1998. This decrease is largely due to cash used in operating activities of $2.23 million which was partially offset by an increase in notes payable of $570,000, relating to amounts borrowed on the Company's line of credit.

Cash and cash equivalents traditionally increase in the second quarter of the year. However, with the decrease in number and dollar value of new orders, combined with the decrease in the number and value of home units shipped, the Company anticipates the continuing need to borrow on its line of credit from time to time in the second quarter of 1998. In April of 1998, the Company paid off the balance owing on the line of credit.

ACCOUNTS RECEIVABLE

Net receivables increased $1.21 million (35%) from $3.50 million at December
31, 1997 to $4.71 million at March 29, 1998. This is primarily due to refundable income taxes which increased $890,000 (74%) from $1.20 million at December 31, 1997 to $2.09 million at March 29, 1998 primarily due to the refund available from carryback of net operating losses from U.S. operations incurred in the first quarter of 1998.

INVENTORY

Production inventories (raw materials, work-in-process, and finished goods) increased $150,000 (2%) from $9.58 million at December 31, 1997 to $9.73 million at March 29, 1998. This increase reflects the increased cost of wood and wood products. In terms of quantity, actual inventories of wood and wood products have decreased from December 31, 1997 levels.

Production inventories decreased $840,000 (8%) from $10.57 million at March 30, 1997 to $9.73 million at March 29, 1998. When combined with the cost increases of wood and wood products the Company has experienced since the year ago period, this represents a significant reduction in the quantities of wood and wood products. This is largely due to improved inventory management, reduced log inventory due to the temporary closure of the sawmill, and reduced inventory requirements for house and sunroom shipments.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

LIABILITIES

Accounts payable trade decreased $700,000 (25%) from $2.84 million at December 31, 1997 to $2.14 million at March 29, 1998. This reduction is primarily due to overall cost cutting measures, lower inventory purchases due to improved inventory management and decreased sales.

Notes payable increased $570,000 from $0 at December 31, 1997. With the cash losses sustained in 1997 and the first quarter of 1998, the Company borrowed on its line of credit to meet short-term operating requirements for cash. As of March 29, 1998 the Company had net loans on the line of credit in the amount of $570,000. No amounts were owing on the line of credit at December 31, 1997. The balance on the line of credit was paid off in April 1998.

Customer deposits increased $970,000 (22%) from $4.43 million at December 31, 1997 to $5.40 million at March 29, 1998. This increase is due to seasonal factors. Customer deposits decreased $450,000 (8%) from year ago levels. This is primarily due to the decrease in the number of house unit orders in the first quarter of 1998, and the timing of the Spring promotion and Spring price increase.

Long-term debt, including current installments, increased $3.7 million from year ago levels due primarily to $3.7 million of Industrial Revenue Bonds the Company issued in November 1997, through the Washington Economic Development Finance Authority, to finance the acquisition and expansion of the Burlington, Washington facility.

CAPITAL EXPENDITURE FINANCING

As stated earlier, in connection with the granting of a second timber sale the Company is required to invest $5 to $6 million dollars to expand its Surrey, British Columbia, Canada facility. This expansion will include improvements to the existing shipping facility, and the construction and equipping of a new wood re-manufacturing facility.

The Company is considering a variety of financing methods, including the sale of existing facilities, traditional debt financing, equity financing, sale/leaseback or a combination of alternatives. There is no assurance that the Company can finance the required expansion of the Surrey, British Columbia facility.

Other capital expenditures will be financed from cash flow generated from operations, leasing or debt financing.

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


                           PART II: OTHER INFORMATION

    ITEM 6(a) Exhibits

    The following exhibits are being filed:

    27    Financial Data Schedule for the period ended March 29, 1998

    27.1  Restated Financial Data Schedule for the period ended March 30, 1997

    27.2  Restated Financial Data Schedule for the period ended June 29, 1997

    27.3  Restated Financial Data Schedule for the period ended
          September 28, 1997



    ITEM 6(b) - REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the first quarter of 1998.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                                   Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             LINDAL CEDAR HOMES, INC.


                              By:    /s/ Robert W. Lindal
                                        ---------------------------------
                                         Robert W. Lindal
                                     Chairman and Chief Executive Officer


                              By:    /s/ Dennis Gregg
                                        ---------------------------------
                                         Dennis Gregg
                                     Chief Financial Officer

                            Lindal Cedar Homes, Inc.
                                 Exhibit Index

Exhibits are numbered in accordance with Item 601 of Regulation S-B

Exhibit
Numbers                           Description

27         Financial Data Schedule for the period ended March 29, 1998

27.1       Restated Financial Data Schedule for the period ended March 30, 1997

27.2       Restated Financial Data Schedule for the period ended June 29, 1997

27.3       Restated Financial Data Schedule for the period ended September
           28, 1997

Copies of the above exhibits may be obtained from the Securities and Exchange Commission or the Registrant by request.