Form 10-Q
period 1998-06-28
LINDAL CEDAR HOMES INC /DE/
filed 1998-08-12
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 28, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to_________.



Commission File Number 0-6087


                             LINDAL CEDAR HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         91-0508250
    --------------------------------                        -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)


                4300 South 104th Place, Seattle, Washington 98178
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (206) 725-0900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes   [X]        No   [ ]

Common stock outstanding at June 28, 1998: 4,118,446 shares at $.01 par value.


                                     1 of 22

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES




                                      INDEX
--------------------------------------------------------------------------------


                                                                                    Page
                                                                                   Number
                                                                                   ------
Part I               Financial Information

         Item 1      Financial Statements
                              Consolidated Balance Sheets                             4
                              Consolidated Statements of Operations                   5
                              Consolidated Statements of Cash Flows                   6
                              Notes to Consolidated Financial Statements              7

         Item 2      Management's Discussion and Analysis of
                              Financial Condition and Results of Operations           10


Part II              Other Information

         Item 4      Results of Votes of Securities Holders                           21
         Item 6(a)   Exhibits                                                         21
         Item 6(b)   Reports on Form 8-K                                              21
         Signatures                                                                   22

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES





                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               June 28, 1998, December 31, 1997 and June 29, 1997
             (Dollar amounts in thousands, except per share amounts)


-----------------------------------------------------------------------------------------------------------
                                                                     JUNE 28,      DECEMBER 31,     JUNE 29,
                                                                        1998          1997            1997
                                                                   (unaudited)      (audited)     (unaudited)
-----------------------------------------------------------------------------------------------------------
                            Assets
Current Assets
    Cash and cash equivalents                                        $  1,095          2,286          1,990
    Short-term investments                                                 75             77             39
    Receivables:
        Trade                                                           2,250          2,536          2,593
        Current installments of long-term notes receivable                236            229            208
        Refundable income taxes                                         1,886          1,198            625
                                                                     --------------------------------------
                                                                        4,372          3,963          3,426
        Less allowance for doubtful receivables                           333            461            437
                                                                     --------------------------------------
                           Net receivables                              4,039          3,502          2,989
    Inventories                                                         9,548         10,078         11,460
    Prepaid expenses                                                    2,427          2,294          2,815
    Deferred income taxes                                                 270            335            348
                                                                     --------------------------------------
                           Total current assets                        17,454         18,572         19,641

Long-term notes receivable, excluding current installments                826          1,190            994
Property, plant and equipment, net                                     11,947         12,029         11,163
Other assets, at cost , less accumulation amortization                    516            396            223
-----------------------------------------------------------------------------------------------------------
                                                                     $ 30,743         32,187         32,021
===========================================================================================================
             Liabilities and Stockholders' Equity
Current liabilities
    Current installments of long-term debt                           $    184            180             54
    Accounts payable trade                                              2,021          2,841          3,234
    Accrued salaries and wages                                            122            285            181
    Other accrued expenses                                                866            864            981
    Income taxes payable                                                   91             --             --
    Customer deposits                                                   5,300          4,430          5,763
                                                                     --------------------------------------
                           Total current liabilities                    8,584          8,600         10,213
Long-term debt, excluding current installments                          4,753          4,787          1,137
Deferred income taxes                                                     346            352            387
Stockholders' equity:
    Common stock, $.01 par value. Authorized 10,000,000
       shares; issued and outstanding 4,118,446 shares at
       June 28, 1998, 4,118,446 shares at December 31, 1997
       and 4,109,649 shares at June 29, 1997                               41             41             41
    Additional paid-in capital                                         16,033         16,033         16,002
    Cumulative translation adjustment                                    (939)          (712)          (932)
    Retained earnings                                                   1,925          3,086          5,173
                                                                     --------------------------------------
                           Total stockholders' equity                  17,060         18,448         20,284
-----------------------------------------------------------------------------------------------------------
                                                                     $ 30,743         32,187         32,021
===========================================================================================================



See accompanying notes to consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the periods ended June 28, 1998 and June 29, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED              QUARTERS ENDED
                                                                      JUNE 28,        JUNE 29,      JUNE 28,        JUNE 29,
                                                                        1998            1997          1998            1997
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                               $ 17,122         22,453         11,477         14,913
Cost of goods sold                                                      14,616         18,783          8,649         11,531
                                                                      -----------------------------------------------------
        Gross profit                                                     2,506          3,670          2,828          3,382

Operating expenses:
     Selling, general and administrative expenses                        4,235          4,474          2,150          2,291
     Display court expenses                                                230            331            100            170
                                                                      -----------------------------------------------------
        Total operating expenses                                         4,465          4,805          2,250          2,461
                                                                      -----------------------------------------------------
        Operating income (loss)                                         (1,959)        (1,135)           578            921

Other income (expense):
     Rental income                                                         127            165             60             75
     Interest income                                                        75             94             43             34
     Interest expense                                                     (170)           (60)           (83)           (31)
     Other, net                                                            165            457             72             (9)
                                                                      -----------------------------------------------------
        Other income, net                                                  197            656             92             69
                                                                      -----------------------------------------------------
        Earnings (loss) before income tax expense (benefit)             (1,762)          (479)           670            990

Income tax expense (benefit)                                              (601)          (119)           120            358
                                                                      -----------------------------------------------------

        Net earnings (loss)                                           $ (1,161)          (360)           550            632
                                                                      =====================================================

Basic and diluted  - net earnings (loss) per common share             $   (.28)          (.09)           .13            .15
===========================================================================================================================

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the six months ended June 28, 1998 and June 29, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                               JUNE 28, 1998   JUNE 29, 1997
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                     $(1,161)         (360)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization of plant and equipment                         480           504
         Amortization of other assets                                                  82            82
         Amortization of display homes                                                 59            94
         Gain on disposal of property, plant and equipment                             --          (463)
         Deferred income tax benefit                                                   59           144
         Allowance for doubtful notes                                                  61            --
         Change in operating assets and liabilities:
              Increase in net receivables other than current notes                   (400)         (536)
              Decrease(increase) in inventories other than amortization               471        (1,065)
              Increase in prepaid expenses other than amortization                   (363)       (1,151)
              Increase (decrease) in current liabilities other than
                current installments of long-term debt and notes payable              (20)        2,061
         Notes receivable decrease (increase) related to operating
            activities                                                                 70          (128)
         Addition to other assets                                                      (7)           --
                                                                                  ---------------------
              Net cash used in operating activities                                  (669)         (818)

Cash flows from investing activities:
     Purchase of short-term investments                                               (38)          (99)
     Liquidation of short-term investments                                             38         2,835
     Cash received for repayment of notes (not related to sale of homes)              138            60
     Cash received from the sale of property, plant and equipment                      --         1,460

     Additions to property, plant and equipment                                      (424)       (2,834)
     Disbursements for loans (not related to sale of homes)                           (41)           (8)
                                                                                  ---------------------
              Net cash provided by (used in) in investing activities                 (327)        1,414

Cash flows from financing activities:
     Proceeds from exercise of stock options                                           --            86
     Additions to long-term debt                                                       10            --
     Repayment of long-term debt                                                      (41)          (26)
     Additions to notes payable                                                     1,798            --
     Repayment of notes payable                                                    (1,798)           --
                                                                                  ---------------------
              Net cash provided by (used in) financing activities                     (31)           60
Effect of exchange rates on cash and cash equivalents                                (164)           72
                                                                                  ---------------------
              Net increase (decrease) in cash and cash equivalents                 (1,191)          728
Cash and cash equivalents beginning of period                                       2,286         1,262
                                                                                  ---------------------
Cash and cash equivalents at end of period                                        $ 1,095         1,990
                                                                                  =====================

Supplemental disclosures of cash flow information - cash paid during period for:
         Interest                                                                 $   163            59
         Income taxes paid(refund)                                                    (61)            3
=======================================================================================================

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               June 28, 1998, December 31, 1997 and June 29, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------



(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except as noted below, and include all recurring adjustments that are considered necessary by management to fairly state the results of the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and certain disclosures. Actual results could differ from those estimates. These consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Due to the seasonality of the Company's business, the accompanying financial statements may not necessarily be indicative of the results to be obtained for the full year. This report should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.

(2)  EARNINGS (LOSS) PER COMMON SHARE

     The following tables present basic and diluted earnings (loss) per share and reconcile the numerator and denominator of the basic and diluted per share computations:

                                      Net Earnings       Weighted      Net Earnings
                                         (Loss)      Average Shares      (Loss)
                                      (Numerator)     (Denominator)     Per Share
                                      ----------     --------------     ---------
     Quarter ended June 28, 1998:
       Basic earnings per share         $   550           4,118           $ 0.13
       Effect of dilutive options            --              --               --
                                        -------          ------           ------
       Diluted earnings per share       $   550           4,118           $ 0.13
                                        -------          ------           ------
     Quarter ended June 29, 1997:
       Basic earnings per share         $   632           4,102           $ 0.15
       Effect of dilutive options            --              25               --
                                        -------          ------           ------
       Diluted earnings per share       $   632           4,127           $ 0.15
                                        -------          ------           ------

     Six months ended June 28, 1998:
       Basic earnings per share         $(1,161)          4,118           $(0.28)
       Effect of dilutive options            --              --               --
                                        -------          ------           ------
       Diluted earnings per share       $(1,161)          4,118           $(0.28)
                                        -------          ------           ------
     Six months ended June 29, 1997:
       Basic earnings per share         $  (360)          4,094           $(0.09)
       Effect of dilutive options            --              --               --
                                        -------          ------           ------
       Diluted earnings per share       $  (360)          4,094           $(0.09)
                                        -------          ------           ------

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               June 28, 1998, December 31, 1997 and June 29, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------


     Options to purchase shares of common stock where the exercise price exceeds the average market price were excluded from the computations for 1998 and 1997 because they would be anti-dilutive. Anti-dilutive options excluded from the computations are as follows:

                                         Anti-dilutive
                                            Options
     --------------------------------------------------
     Quarter ended June 28, 1998             508
     Quarter ended June 29, 1997             303
     Six months ended June 28, 1998          508
     Six months ended June 29, 1997          570

(3)  FINANCIAL ACCOUNTING STANDARDS ADOPTED

     SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purose financial statements. The Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to determine how it will present comprehensive income in its financial statements. Comprehensive income is as follows:


                                               SIX MONTHS ENDED         QUARTERS ENDED
                                            ---------------------------------------------
                                            JUNE 28,      JUNE 29,     JUNE 28,   JUNE 29,
                                             1998          1997         1998        1997
                                            ---------------------------------------------
     Net income (loss)                      (1,161)        (360)         550          632
     Loss from foreign currency
       translation                            (227)        (184)        (336)         (83)
                                            ---------------------------------------------
     Comprehensive income (loss)            (1,388)        (544)         214          549
                                            =============================================

(4)  INVENTORIES

     A summary of inventories follows:

                                    JUNE 28,      DECEMBER 31,      JUNE 29,
                                      1998           1997             1997
                                    ---------------------------------------
     Raw materials                  $ 2,854           2,992           5,074
     Work-in-process                  3,274           3,092           2,257
     Finished goods                   2,969           3,495           3,456
     Display models                     451             499             673
                                    ---------------------------------------
                                    $ 9,548          10,078          11,460
                                    =======================================

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               June 28, 1998, December 31, 1997 and June 29, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------



(5)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            JUNE 28,      DECEMBER 31,      JUNE 29,
                                                              1998            1997            1997
                                                            ---------------------------------------
     Building and leasehold improvements                    $10,816          10,823           9,445
     Equipment                                                5,347           5,195           4,906
     Furniture and fixtures                                   4,219           4,091           3,927
                                                            ---------------------------------------
                                                             20,382          20,109          18,278
     Less accumulated depreciation and amortization          10,615          10,265           9,429
                                                            ---------------------------------------
                                                              9,767           9,844           8,849
     Land                                                     2,180           2,185           2,314
                                                            ---------------------------------------
              Net property, plant and equipment             $11,947          12,029          11,163
                                                            =======================================


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


(7)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 JUNE 28,      DECEMBER 31,    JUNE 29,
                                                                   1998           1997           1997
                                                               ---------------------------------------
     Industrial revenue bonds                                     $3,725          3,725             --
     First mortgage note payable, due in monthly
         installments of $13, including interest at 9.5%,
         final payment due 2009                                    1,104          1,131          1,158
     Other                                                           108            111             33
                                                               ---------------------------------------

         Total long-term debt                                      4,937          4,967          1,191

     Less current installments                                       184            180             54
                                                               ---------------------------------------

         Long-term debt, excluding current installments           $4,753          4,787          1,137
                                                               =======================================

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

The majority of the Company's home sales are made through independent dealers. The Company's dealers are subject to the economic conditions, weather conditions, housing trends, and demographic influences existing in their locale. As such, individual dealer sales may vary from year to year.

As non-exclusive independent businesses, the dealers may sell products or services that complement the products and services sold by the Company. The Company continually recruits new dealers to expand sales into previously unserved locations and to replace dealers that have retired or otherwise discontinued their dealership operations.

The Company recognizes revenue from orders when the home package is shipped. Entering the third quarter of 1998, the total backlog, stated in dollars, decreased $2 million (7%) to approximately $27 million in 1998 from approximately $29 million in 1997. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis. While the Company expects the majority of the current backlog will ship within the next 12 months, factors beyond the control of the Company, such as weather conditions, customer financing, building permits or customer requested delays, may affect the actual delivery date of some portion of backlog orders beyond the twelve month period.

The Company's Surrey, British Columbia location currently includes a sawmill which has historically produced the majority of the Company's cedar lumber needs. Previously, (see following paragraph) most of the sawmill's output that met quality standards was remanufactured into the cedar components of homes. Preferably, the higher grades of lumber were used in home packages, where the margins were better. Sawmill production that was not of a grade suitable for use in homes, or was in excess of requirements for home sales was sold on the commodity lumber market.

As discussed in the Company's 1997 Form 10-K, in 1997 the Company experienced a loss from the sawmill operations and, during the last half of 1997, the market value of green and finished cedar lumber did not keep pace with the escalating cost of cedar logs. Also, during the fourth quarter of 1997, the Company experienced a shortage of cedar logs resulting from the curtailment of log harvesting in British Columbia, Canada. The operating loss, combined with the shortage of and escalating cost of cedar logs, caused the Company to temporarily close the sawmill in November 1997. After resuming operations for a brief period of time in the first quarter of 1998, the Company, in March 1998, decided to again temporarily close the sawmill until the market for cedar logs and green and finished cedar lumber improve and the sawmill can be operated on a profitable basis. The sawmill remained closed throughout the second quarter of 1998. Until the sawmill resumes operations, the Company will fill its needs for cedar lumber from existing inventory, and purchase commodity cedar lumber on the open market at more favorable prices than it can produce internally.

Management believes that, as long as the market conditions existing in the last half of 1997 and the first six months of 1998 continue, the 1997 sawmill operating results are indicative of expected future sawmill operating results.

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

The Company is working to secure its cedar raw material needs on a long term basis. The Province of British Columbia established a program which sets aside a portion of the allowable annual harvesting of timber for smaller companies. The harvesting rights are sold, through timber sales, to companies which can demonstrate the highest value being added to the raw lumber through efforts made in British Columbia. In 1994, the Company was first granted rights to harvest approximately 50,000 cubic meters of timber between 1994 and 1997. On September 30, 1996, the Company was granted a second timber sale. The grant is for 327,000 cubic meters of timber to be harvested within a five year period. As of June 28, 1998, it is expected that this timber sale will allow the Company to secure a cedar supply for a minimum of the next three years.

The Company believes that this timber sale agreement will be moderately profitable, however it is not expected that this contract will be as profitable, on a relative basis, as the previously awarded timber sale. However, management believes obtaining this timber sale will greatly facilitate the procurement of cedar logs and/or lumber.

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

Prior to being able to harvest any timber granted in the second timber sale, the Company is required to "substantially complete" the items it has committed to under the terms of the timber sale. The consolidation of the shipping operation has occurred, the ground lease commitments have been secured, and the ground/soil preparation for the construction of the new lumber remanufacturing plant and home distribution facility began in 1997. It is anticipated that construction of the new facilities will begin in late 1998 or early 1999.
In recognition of the progress completed, the Province of British Columbia has given the Company authorization to begin limited harvesting of timber. Management expects that timber harvesting will begin in late 1998 or early 1999.

Until construction of the new Surrey, British Columbia remanufacturing facility is complete, cedar lumber will continue to be remanufactured by the Company in Tacoma, Washington. When the remanufacturing of lumber is performed at the Surrey, British Columbia facility, the Tacoma, Washington facility will provide most of its services to third parties.

The Company reached agreement with MacMillan Bloedel who will provide services related to the planning, management of timber harvesting, and marketing of the logs. As the majority of the timber to be harvested is not western red cedar, or not suitable for processing in the Company's sawmill, the timber harvested will be sold on the log market in Canada. By having these logs available for sale, the purchase of western red cedar logs for the Company's sawmill or the purchase of green or finished cedar lumber will be greatly facilitated during the term of the timber sale.

Prior to investing the required $5 to $6 million, management is re-evaluating the economics of expanding the Surrey, British Columbia facility in relation to current wood market conditions, its internal manufacturing costs, operation of its sawmill, the availability of cedar lumber on the open market, and the Company's ability to finance the project. The Company is considering several financing methods, including sale of existing facilities, debt financing, equity financing, leasing, sale/leaseback or a combination of alternatives. There is no assurance that the Company can finance the required expansion of the Surrey, British Columbia facility.

Management is also evaluating the feasibility of establishing a joint venture or other partnering agreement with a third party to obtain a portion of the capital required for the Surrey expansion. Such an arrangement would include the third party assuming responsibility for providing the services presently to be performed by MacMillan Bloedel. There is no assurance that the Company will be successful in establishing a joint venture or other partnering agreement.

Although cedar logs are the primary raw material used in manufacturing, the Company purchases substantial quantities of forest products on the commodity market to ship in its home packages. Since 1993, the Company has experienced the extreme volatility and record price levels that have been present throughout the forest products industry. Presently, the Company does not anticipate any serious long-term problems in securing the needed forest products in the foreseeable future. The Company does expect that there may be occasional, temporary shortages of cedar logs or green cedar lumber and that price volatility of cedar logs, green cedar lumber, other species of lumber and other forest products may occur for some time. The Company is vulnerable to market price fluctuations in the price of wood and forest products, especially cedar, and is limited in its ability to adjust prices upwards to compensate for such increases. For this reason, the Company hedges a portion of its non-cedar lumber needs using options and futures contracts. The Company may also make selected strategic purchases, when relatively favorable prices exist in the market, of larger quantities than it has historically. These purchases are not expected to be in excess of anticipated needs.

As discussed in the Company's 1997 10-K, the consolidation of the Lindal Building Products Division into the Burlington, Washington facility was completed in the fourth quarter of 1997. Prior to this consolidation, all sunrooms were manufactured on contract basis by a third party. In the fourth quarter of 1997, Lindal Building Products began the internal manufacturing of aluminum sunrooms and began the internal manufacturing of cedar sunrooms in the second quarter of 1998. In addition, Lindal Building Products Division began the manufacture of a new line of vinyl window products in the second quarter of 1998.

The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:

                                1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
                                -------------------------------------------------------------------

                     1998         $5,645            11,477

                     1997          7,540            14,913             14,298           12,097

                     1996          6,587            14,173             14,632           11,243

                     1995          6,630            13,947             11,536           10,198

                     1994          7,076            11,521             10,979            9,957

YEAR 2000

As discussed in the Company's 1997 10-K, management believes that with upgrades to existing software, the Year 2000 problem will not pose significant problems for the Company's computer systems. Further, management believes that the cost of the software upgrades and the redeployment of internal staff time to implement the upgrades will not have a material effect on the Company's financial position or results of operations.

                                 SECOND QUARTER

NEW ORDERS

The dollar value of new orders taken increased 8% from the second quarter of 1997 to the second quarter of 1998. The number of new order units decreased 6% for the same time period. The following table illustrates the percentage change in the number and dollar value of new orders for the second quarter of each of the last 3 years:

       % CHANGE IN            1998          1997         1996
       -------------------------------------------------------
       Units                  -6%           -19%          32%
       Dollar Value            8%           -23%          36%

The Access product represented 54% of new order units in the second quarter of 1998 compared to 52% of new order units in the second quarter of 1997, while the dollar value of the Access product new orders were 48% of the total dollar value of new orders in the second quarter of 1998 compared to 42% of the total dollar value of new orders in the second quarter of 1997. Size and value of a home is a function of customer preference and may change somewhat from period to period.

Management believes the decrease in the number of new orders is primarily related to the cumulative effect of recent price increases necessary to offset the escalating wood costs experienced in 1997 and the unseasonable weather experienced in many parts of the country during the winter and early spring of 1998.

Management is evaluating all aspects of the cost of its products, including materials, design and construction in order to develop alternatives or options that would lower the overall price of its products to the end consumer, without sacrificing the quality of it products. Additionally, the Company is test marketing, on a limited basis, a line of conventional framed homes.

REVENUE

Revenue decreased $3.43 million (23%) to $11.48 million in the second quarter of 1998 from $14.91 million in the second quarter of 1997, primarily due to the decreases in house revenue and revenue from other sales.

Revenue from houses decreased $2.71 million (23%) to $9.12 million in the second quarter of 1998 from $11.83 million in the second quarter of 1997. This is primarily due to the decrease in the number of houses shipped which decreased 26% to 122 in the second quarter of 1998 from 165 in the second quarter of 1997. Management believes the reduction in the number of units shipped is primarily related to the decrease in new orders resulting from the cumulative effect of recent price increases and the unseasonable weather experienced in many parts of the country.

The Access home (the base price of which is 25%-30% less than the traditional Cedar Frame home) accounted for approximately 45% of home sales revenue and 52% of home units shipped in the second quarter of 1998 compared to 33% of home sales revenue and 42% of the house units shipped in the second quarter of 1997.

Revenue from sunrooms decreased $100,000 (16%) to $520,000 in the second quarter of 1998 from $620,000 in the second quarter of 1997.

Revenue from other sales decreased $630,000 (26%) to $1.84 million in second quarter of 1998 from $2.47 million in the second quarter of 1997. This reduction is primarily due to decreased lumber sales resulting from temporary closure of the sawmill. The sawmill did not operate during the second quarter of 1998 compared to full time operation in the second quarter of 1997. Since most of the sawmill output is sold on the open lumber market, there was less lumber sold during the second quarter of 1998 than in the second quarter of 1997.

MATERIAL COSTS

While there has been softening of prices in specific areas of the wood supply market, the Company continues to experience increased costs for lumber and wood products, especially for cedar which is the primary material used in the Company's homes, in the second quarter of 1998 compared to the second quarter of 1997. The increased lumber and wood products costs, including the cost of cedar, have not been fully offset by the price increases implemented in 1997 and the first half of 1998.

In dollars, material costs decreased $2.24 million (27%) to $5.91 million in the second quarter of 1998 from $8.15 million in the second quarter of 1997 on 43 fewer home shipments and, due to the temporary closure of the sawmill, decrease in the amount of cedar lumber sold.

As a percent of revenue, material costs were 52% in the second quarter of 1998 compared to 55% in the second quarter of 1997. This decrease in material costs as a percentage of revenue is due to decreased lumber sales and the cumulative effect of the price increases implemented in 1997 and the first six months of 1998. The effect of the price increases have been partially offset by increased material costs, especially cedar, from the year ago period.


Material costs, as a percentage of revenue, improved over the fourth quarter of 1997 when material costs reached a peak of 61% of revenue.

To further offset the increased cost of lumber and wood products, the Company announced a price increase combined with a decrease in the specifications of its homes. The net effect of these changes was a 3% price increase. These changes became fully effective in the third quarter of 1998.

OTHER COSTS OF GOODS SOLD

Non material costs, included in the cost of goods sold, decreased $650,000 (19%) to $2.74 million in the second quarter of 1998 from $3.39 million in the second quarter of 1997. This is primarily due to a decrease in manufacturing labor and labor related costs of $490,000, and net decreases in other manufacturing costs of $160,000. These decreases are primarily due to cost reductions from the temporary closure of the sawmill, decreased sales volume, and aggressive containment of other manufacturing costs.

GROSS PROFIT

The cumulative effect of the price increases, and the softening of costs in specific areas of the wood supply market increased gross profit to 24.6% of revenue in the second quarter of 1998 compared to 22.7% of revenue in the second quarter of 1997.

The mix of home units sold also impacts gross profit. As a percent of total units sold, home units sold for Cedar Frame, Access and Cedar: Solid for the second quarter of each of the current and two preceding years is presented in the table below.

       HOME PRODUCT        1998          1997       1996
---------------------------------------------------------
Cedar Frame                 43%          41%         59%
Access                      51%          43%         28%
Cedar: Solid                 6%          16%         13%

Although the Access home (the base price of which is 25% - 30% less than the Cedar Frame home) has lower material costs than the Cedar Frame home, the gross profit is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $210,000 (9%) to $2.25 million in the second quarter of 1998 from $2.46 million in the second quarter of 1997.

Selling, and general and administrative expenses decreased $140,000 (6%) to $2.15 million in the second quarter of 1998 from $2.29 million in the second quarter of 1997. Selling expenses increased slightly by $40,000 (4%), while general and administrative expenses decreased $180,000 (15%) to $1.04 million in the second quarter of 1998 from $1.22 million in the second quarter of 1997. This is primarily due to general cost cutting measures implemented by the Company.

OTHER INCOME (NET)

Other income was virtually unchanged from the second quarter of 1997.

INCOME TAX EXPENSE (BENEFIT)

The Company recognized an income tax expense of $120,000 in the second quarter of 1998 compared to an income tax expense of $360,000 in the second quarter of 1997. The overall income tax expense recognized in the second quarter of 1998 was reduced due to recognition of the income tax benefit from Canadian operations not recognized in the first quarter of 1998.

                                  YEAR-TO-DATE

NEW ORDERS

The dollar value of new orders taken decreased 12% in the first six months of 1998 from the first six months of 1997. The number of new order units decreased 23% for the same time period. The following table illustrates the percentage change in the number and dollar value of new orders for the first six months of each of the last 3 years:

       % CHANGE IN            1998          1997         1996
       ------------------------------------------------------
       Units                  -23%          -12%          16%
       Dollar Value           -12%          -13%          22%

The Access product represented 50% of new order units in the first six months of 1998 compared to 44% of new order units in 1997, while the dollar value of the Access product new orders were 44% of the total dollar value of new orders in the first six months of 1998 and 1997. Size and value of a home is a function of customer preference and may change somewhat from period to period.

Management believes the decrease in the number of new orders is primarily related to the cumulative effect of recent price increases necessary to offset the escalating wood costs experienced in 1997 and the unseasonable weather experienced in many parts of the country.

REVENUE

Revenue decreased $5.33 million (24%) to $17.12 million in the first six months of 1998 from $22.45 million in the first six months of 1997, primarily due to the decreases in house revenue and revenue from other sales.

Revenue from houses decreased $3.88 million (23%) to $12.87 million in the first six months of 1998 from $16.75 million in the first six months of 1997. This is primarily due to the decrease in the number of houses shipped which decreased 28% to 168 in the first six months of 1998 from 233 in the first six months of 1997. Management believes the reduction in the number of units shipped is primarily related to the decrease in new orders resulting from the cumulative effect of recent price increases and the unseasonable weather experienced in many parts of the country.

During 1997, the Company announced two graduated price increases. The first was an increase of 4.5% which became fully effective in the third quarter of 1997 and the second was a 3.5% price increase which became fully effective in the first quarter of 1998. In the first quarter of 1998 the Company announced another price increase, combined with a decrease in house specifications, of approximately 3% which became fully effective in the third quarter of 1998. These price increases and specification decreases were necessary to offset the escalation of wood costs experienced in 1997, especially for cedar lumber.

The Access home (the base price of which is 25%-30% less than the traditional Cedar Frame home) accounted for approximately 45% of home sales revenue and 52% of home units shipped in the first six months of 1998 compared to 31% of home sales revenue and 40% of the house units shipped in the first six months of 1997.

Revenue from sunrooms decreased $20,000 (2%) to $850,000 in the first six months of 1998 from $870,000 in the first six months of 1997.

Revenue from other sales decreased $1.43 million (30%) to $3.40 million in the first six months of 1998 from $4.83 million in the first six months of 1997. This reduction is primarily due to decreased lumber sales resulting from temporary closure of the sawmill. The sawmill operated for a brief period of time in

March 1998 compared to full time operation in the first six months of 1997. Since most of the sawmill output is sold on the open lumber market, there was less lumber sold during the first six months of 1998 than in the first six months of 1997.

MATERIAL COSTS

During 1997, the Company experienced escalating costs for many of the forest products included in its home packages, especially for cedar. While there has been softening of prices in specific areas of the wood supply market, the Company continues to experience increased costs for lumber and wood products, especially for cedar which is the primary material used in the Company's homes. These increased lumber and wood products costs, including the cost of cedar, have not been fully offset by the price increases implemented in 1997 and the first half of 1998.

In dollars, material costs decreased $3.04 million (25%) to $8.99 million in the first six months of 1998 from $12.03 million in the first six months of 1997 on 65 fewer home shipments. In addition there was a decrease in the amount of cedar lumber sold due to the temporary closure of the sawmill.

As a percent of revenue, material costs were 53% in the first six months of 1998 compared to 54% in the first six months of 1997. This decrease in material costs as a percentage of revenue is due to decreased lumber sales and the cumulative effect of the price increases implemented in 1997 and the first six months of 1998. The effect of the price increases have been partially offset by increased materials costs, especially cedar, from the year ago period. Again, the reduction in the amount of lumber being sold at cost reduced material costs as a percent of revenue.

OTHER COSTS OF GOODS SOLD

Non material costs, included in the cost of goods sold, decreased $1.13 million (17%) to $5.62 million in the first six months of 1998 from $6.75 million in the first six months of 1997. This is primarily due to a decrease in manufacturing labor and labor related costs of $700,000, and net decreases in other manufacturing costs of $430,000. These decreases are primarily due to cost reductions from the temporary closure of the sawmill, decreased sales volume, and aggressive containment of other manufacturing costs.

GROSS PROFIT

Despite the cumulative effect of the price increases, gross profit decreased to 14.6% of revenue in the first six months of 1998 from 16.3% of revenue in the first six months of 1997, due primarily to increased material costs, the decrease in the number of home units shipped, the change in mix of homes sold, and the fixed nature of certain manufacturing costs.

The mix of home units sold also impacts gross profit. As a percent of total units sold, home units sold for Cedar Frame, Access and Cedar: Solid for the first six months of each of the current and two preceding years is presented in the table below.

       HOME PRODUCT            1998            1997           1996
------------------------------------------------------------------
Cedar Frame                     42%            45%             59%
Access                          52%            40%             29%
Cedar: Solid                     6%            15%             12%

Although the Access home (the base price of which is 25% - 30% less than the Cedar Frame home) has lower material costs than the Cedar Frame home, the gross profit is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $340,000 (7%) to $4.47 million in the first six months of 1998 from $4.81 million in the first six months of 1997.

Selling, and general and administrative expenses decreased $230,000 (5%) to $4.24 million in the first six months of 1998 from $4.47 million in the first six months of 1997. Selling expenses increased $80,000 (4%) to $2.18 million in the first six months of 1998 from $2.10 million in the first six months of 1997. General and administrative expenses decreased $320,000 (14%) to $2.05 million in the first six months of 1998 from $2.37 million in the first six months of 1997. This is primarily due to general cost cutting measures implemented by the Company.

OTHER INCOME (NET)

Other income decreased $460,000 (70%) to $200,000 in the first six months of 1998 from $660,000 in the first six months of 1997. This is primarily due to the pre-tax gain recognized ($470,000) on the sale of the Company's Kent, Washington facility in the first quarter of 1997, and the increase in interest expense related to the Industrial Revenue Bonds issued in November 1997.

INCOME TAX EXPENSE (BENEFIT)

In the first six months of 1998 the Company recognized a tax benefit of $600,000 compared to a tax benefit of $120,000 in the first six months of 1997. The Company did not and has not recognized the income tax benefits from the 1997 Canadian net operating loss due to the uncertainty of utilizing the net operating loss against future taxable Canadian income.

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


CASH

Cash and cash equivalents decreased by $1.14 million (52%) to $1.10 million at June 28, 1998 from $2.29 million at December 31, 1997. This decrease is largely due to cash used in operating activities of $670,000 and $420,000 in capital expenditures.

Cash and cash equivalents traditionally increase in the second and third quarters of the year. However, with the decrease in number and dollar value of new orders, combined with the decrease in the number and value of home units shipped, the Company may occasionally borrow on its line of credit, for short term cash needs, throughout the remainder of 1998.

ACCOUNTS RECEIVABLE

Net receivables increased $540,000 (15%) to $4.04 million at June 28, 1998 from $3.50 million at December 31, 1997. This is primarily due to refundable income taxes which increased $690,000 to $1.89 million at June 28, 1998 from $1.20 million at December 31, 1997, primarily due to the refund available from carryback of net operating losses from U.S. operations incurred in the first six months of 1998. Net receivables increased $1.05 million from June 29, 1997, primarily due to refundable income taxes, which increased $1.26 million.


INVENTORY

Production inventories (raw materials, work-in-process, and finished goods) decreased $480,000 (5%) to $9.10 million at June 28, 1998 from $9.58 million at December 31, 1997. This decrease reflects the softening of the cost of some wood and wood products, and improved inventory management. In terms of quantity, actual inventories of wood and wood products have decreased from December 31, 1997 levels.

Production inventories decreased $1.69 million (16%) to $9.10 million at June 28, 1998 from $10.79 million at June 29, 1997. When combined with the cost increases of wood and wood products the Company has experienced since the year ago period, this represents a significant reduction in the quantities of wood and wood products. This is largely due to improved inventory management, reduced log inventory due to the temporary closure of the sawmill, and reduced inventory requirements for house and sunroom shipments.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

LIABILITIES

Accounts payable trade decreased $820,000 (29%) to $2.02 million at June 28, 1998 from $2.84 million at December 31, 1997. This reduction is primarily due to overall cost cutting measures, lower inventory purchases due to improved inventory management and decreased sales.

Customer deposits increased $870,000 (20%) to $5.30 million at June 28, 1998 from $4.43 million at December 31, 1997. This increase is due to seasonal factors. Customer deposits decreased $460,000 (8%) from year ago levels. This is primarily due to the decrease in the number of house units orders in the first six months of 1998 from year ago levels

Long-term debt, including current installments, increased $3.75 million from year ago levels due primarily to $3.73 million of Industrial Revenue Bonds the Company issued in November 1997, through the Washington Economic Development Finance Authority, to finance the acquisition and expansion of the Burlington, Washington facility.

CAPITAL EXPENDITURE FINANCING

As stated earlier, in connection with the granting of a second timber sale, the Company is required to invest $5 to $6 million dollars to expand its Surrey, British Columbia, Canada facility. This expansion will include improvements to the existing shipping facility, and the construction and equipping of a new wood re-manufacturing facility.

The Company is considering a variety of financing methods, including the sale of existing facilities, traditional debt financing, equity financing, sale/leaseback or a combination of alternatives. There is no assurance that the Company can finance the required expansion of the Surrey, British Columbia facility.

Management is also evaluating the feasibility of establishing a joint venture or other partnering agreement with a third party to obtain a portion of the capital required for the Surrey expansion. Such an arrangement would include the third party assuming responsibility for providing the services presently to be performed by MacMillan Bloedel. There is no assurance that the Company will be successful in establishing a joint venture or other partnering agreement.

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


     ITEM 4 - Results of Votes of Securities Holders

     The following matters were approved by the shareholders at the Company's annual meeting of shareholders held on June 4, 1998:

                                                                                    Authority
                                                                                    Withheld/
        Description of Proposal                            For         Against       Abstain
     -------------------------------------------------------------------------------------------
     1.   Election of Directors
             Robert W. Lindal                           2,756,842       63,396
             Charles T. Collins                         2,761,497       60,741
             Martin J. Lindal                           2,760,497       61,741
             William R. Monkman                         2,761,497       60,741
             Charles R. Widman                          2,761,497       60,741

      2.  To elect the KPMG Peat Marwick LLP
          as the Company's independent auditors
          for the year ending December 31, 1998         2,757,242       57,639        7,357


                     PART II: OTHER INFORMATION


     ITEM 6(a) - EXHIBITS

     The following exhibits are being filed:

     27     Financial Data Schedule for the period ended June 28, 1998
     27.1   Restated Financial Data Schedule for the year ended
            December 31, 1996

     ITEM 6(b) - REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the second quarter of 1998.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                                   Signature:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  LINDAL CEDAR HOMES, INC.


                                       By:    /s/ Robert W. Lindal
                                          ______________________________________
                                                   Robert W. Lindal
                                          Chairman and Chief Executive Officer



                                       By:    /s/ Dennis Gregg
                                          ______________________________________
                                                       Dennis Gregg
                                                 Chief Financial Officer


DATE:
______
August 12, 1998

                               INDEX TO EXHIBIT
                           -----------------------

                   Exhibits are numbered in accordance with
                          Item 601 of Regulation S-B

  EXHIBIT
    NO.                          DESCRIPTION
 ---------        ---------------------------------------

    27            Financial Data Schedule for period ended June 28, 1998
    27.1          Restated Financial Data Schedule for the year ended
                  December 31, 1998

    Copies of the above exhibits may be obtained from the Securites and Exchange Commission or the registrant by request.