Form 10-Q
period 1998-09-27
LINDAL CEDAR HOMES INC /DE/
filed 1998-11-12
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1998.

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

Yes [X]      No [ ]

Common stock outstanding at September 27, 1998: 4,118,446 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
Part I                 Financial Information

           Item 1      Financial Statements
                              Condensed Consolidated Balance Sheets                         4
                              Condensed Consolidated Statements of Operations               5
                              Condensed Consolidated Statements of Cash Flows               6
                              Notes to Condensed Consolidated Financial Statements          7

           Item 2      Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                10

Part II                Other Information

           Item 6(a)   Reports on Form 8-K                                                 20

           Signatures                                                                      21

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
          September 27, 1998, December 31, 1997 and September 28, 1997
                         (Dollar amounts in thousands)

                                                           SEPTEMBER 27,       DECEMBER 31,    SEPTEMBER 28,
                                                              1998                1997              1997
                                                           (UNAUDITED)          (AUDITED)        (UNAUDITED)
                                                             --------           --------           --------
                         Assets
Current Assets
    Cash and cash equivalents                                $  2,701              2,286                627
    Receivables:
        Trade                                                   2,589              2,765              2,684
        Refundable income taxes                                 1,775              1,198              1,079
                                                             --------           --------           --------
                                                                4,364              3,963              3,763
        Less allowance for doubtful receivables                   340                461                371
                                                             --------           --------           --------
                           Net receivables                      4,024              3,502              3,392
    Inventories                                                 9,253             10,078             11,348
    Other current assets                                        2,691              2,706              2,486
                                                             --------           --------           --------
                          Total current assets                 18,669             18,572             17,853

Other assets                                                    1,181              1,586              1,672
Property, plant and equipment, net                             11,733             12,029             12,272
                                                             --------           --------           --------
                                                             $ 31,583             32,187             31,797
                                                             ========           ========           ========
       Liabilities and Stockholders' Equity
Current liabilities
    Current installments of long-term debt                   $    184                180                 56
    Notes Payable                                                 334                 --                 --
    Accounts payable                                            2,620              3,990              4,954
    Income taxes payable                                           77                 --                  5
    Customer deposits                                           6,385              4,430              4,951
                                                             --------           --------           --------
                          Total current liabilities             9,600              8,600              9,966

Long-term debt, excluding current installments                  4,731              4,787              1,121
Deferred income taxes                                             343                352                412
Stockholders' equity:
    Common stock                                                   41                 41                 41
    Additional paid-in capital                                 16,033             16,033             16,010
    Cumulative translation adjustment                          (1,285)              (712)              (552)
    Retained earnings                                           2,120              3,086              4,799
                                                             --------           --------           --------
                         Total stockholders' equity            16,909             18,448             20,298
                                                             --------           --------           --------

                                                             $ 31,583             32,187             31,797
                                                             ========           ========           ========



See accompanying notes to condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the periods ended September 27, 1998 and September 28, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                      NINE MONTHS ENDED                     QUARTERS ENDED
                                                              -------------------------------      --------------------------------
                                                              SEPTEMBER 27,     SEPTEMBER 28,      SEPTEMBER 27,      SEPTEMBER 28,
                                                                  1998               1997               1998               1997
                                                              -------------     -------------      -------------      -------------
Revenue                                                         $ 27,914             36,751             10,793             14,298
Cost of goods sold                                                23,259             30,747              8,644             11,964
                                                                --------           --------           --------           --------
        Gross profit                                               4,655              6,004              2,149              2,334

Operating expenses:
     Selling, general and administrative expenses                  6,103              6,727              1,868              2,310
     Restructuring charges                                            --                185                 --                128
     Display court expenses                                          353                452                123                120
                                                                --------           --------           --------           --------
        Total operating expenses                                   6,456              7,364              1,991              2,558
                                                                --------           --------           --------           --------
        Operating income (loss)                                   (1,801)            (1,360)               158               (224)

Other income (expense):
     Rental income                                                   193                259                 66                 94
     Interest income (expense)                                      (154)                41                (59)                 7
     Other, net                                                      277                431                111                (27)
                                                                --------           --------           --------           --------
        Other income, net                                            316                731                118                 74
                                                                --------           --------           --------           --------
        Earnings (loss) before income tax expense                 (1,485)              (629)               276               (150)
         (benefit)
Income tax expense (benefit)                                        (520)               104                 81                223
                                                                --------           --------           --------           --------

        Net earnings (loss)                                     $   (965)              (733)               195               (373)
                                                                ========           ========           ========           ========

Basic and diluted  - net earnings (loss) per common share       $   (.23)              (.18)               .05               (.09)
                                                                ========           ========           ========           ========

See accompanying notes to condensed consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the nine months ended September 27,
                          1998 and September 28, 1997
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                            SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
                                                                            ------------------  ------------------
Cash flows from operating activities:
     Net loss                                                                     $  (965)             (733)
     Adjustments to reconcile net loss to net cash provided by,
       (used in) operating activities:
           Depreciation and amortization of plant and equipment                       819               713
           Amortization of other assets                                               107               123
           Amortization of display homes                                               73               130
           Gain on disposal of property, plant and equipment                           --              (437)
           Deferred income tax expense                                                 65               260
           Allowance for doubtful notes                                                24                --
           Change in operating assets and liabilities:
                  Increase in net receivables other than current notes               (438)           (1,055)
                  Decrease (increase) in inventories other than amortization          820              (917)
                  Increase in prepaid expenses other than amortization               (295)             (724)
                  Increase  in current liabilities other than
                    current  installments  of  long-term  debt and notes
                    payable                                                           662             2,066
           Notes receivable decrease (increase) related to operating
              activities                                                              228              (438)
           Deletions (additions) to other assets                                       (7)                3
                                                                                  -------           -------
                  Net cash provided by (used in) operating activities               1,093            (1,009)

Cash flows from investing activities:
     Purchase of short-term investments                                               (75)             (139)
     Liquidation of short-term investments                                             75             2,835
     Cash received for repayment of notes (not related to sale of homes)              154                89
     Cash received from the sale of property, plant and equipment                      --             1,494
     Additions to property, plant and equipment                                      (589)           (4,272)
     Disbursements for loans (not related to sale of homes)                           (58)              (29)
                                                                                  -------           -------
              Net cash used in investing activities                                  (493)              (22)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                           --                93
     Additions to long-term debt                                                       10                --
     Repayment of long-term debt                                                      (58)              (40)
     Additions to notes payable                                                     2,132                --
     Repayment of notes payable                                                    (1,800)               --
                                                                                  -------           -------
              Net cash provided by financing activities                               284                53
Effect of exchange rates on cash and cash equivalents                                (469)              343
                                                                                  -------           -------
              Net increase (decrease) in cash and cash equivalents                    415              (635)
Cash and cash equivalents beginning of period                                       2,286             1,262
                                                                                  -------           -------
Cash and cash equivalents at end of period                                        $ 2,701               627
                                                                                  =======           =======

Supplemental disclosures of cash flow information - cash paid during period for:
         Interest                                                                 $   201                88
         Income taxes paid                                                             89                 2
                                                                                  =======           =======


See accompanying notes to condensed consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1998, December 31, 1997 and September 28, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

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

(2) EARNINGS (LOSS) PER COMMON SHARE

    The following tables present basic and diluted earnings (loss) per share and reconcile the numerator and denominator of the basic and diluted per share computations:

                                            NET EARNINGS     WEIGHTED      NET EARNINGS
                                              (LOSS)      AVERAGE SHARES      (LOSS)
                                            (NUMERATOR)    (DENOMINATOR)    PER SHARE
                                            ------------  --------------   ------------
Quarter ended September 27, 1998:
    Basic earnings per share                   $ 195           4,118          $ .05
    Effect of dilutive options                    --              --             --
                                               -----           -----          -----
    Diluted earnings per share                 $ 195           4,118          $ .05
                                               -----           -----          -----
Quarter ended September 28, 1997:
    Basic earnings per share                   $(373)          4,112          $(.09)
    Effect of dilutive options                    --              --             --
                                               -----           -----          -----
    Diluted earnings per share                 $(373)          4,112          $(.09)
                                               -----           -----          -----

Nine months ended September 27, 1998:
    Basic earnings per share                   $(965)          4,118          $(.23)
    Effect of dilutive options                    --              --            --
                                               -----           -----          -----
    Diluted earnings per share                 $(965)          4,118          $(.23)
                                               -----           -----          -----
Nine months ended September 28, 1997:
    Basic earnings per share                   $(733)          4,100          $(.18)
    Effect of dilutive options                    --              --             --
                                               -----           -----          -----
    Diluted earnings per share                 $(733)          4,100          $(.18)
                                               -----           -----          -----

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1998, December 31, 1997 and September 28, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

    Options to purchase shares of common stock where the exercise price exceeds the average market price were excluded from the computations for 1998 and 1997 because they would be anti-dilutive. Anti-dilutive options excluded from the computations are as follows:

                                                       ANTI-DILUTIVE
                                                         OPTIONS
                                                         -------
           Quarter ended September 27, 1998                486
           Quarter ended September 28, 1997                537
           Nine months ended September 27, 1998            486
           Nine months ended September 28, 1997            537

(3) COMPREHENSIVE INCOME

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

                                                           NINE MONTHS ENDED                  QUARTERS ENDED
                                                           -----------------                  --------------
                                                     SEPTEMBER 27,   SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                                        1998             1997             1998             1997
                                                       ------           ------           ------           ------
Net income (loss)                                    $   (965)            (733)             195             (373)
Gain (loss) from foreign currency translation            (574)             194             (346)             379
                                                       ------           ------           ------           ------
Comprehensive income (loss)                          $ (1,539)            (539)            (151)               6
                                                       ======           ======           ======           ======

(4) INVENTORIES

    A summary of inventories follows:

                       SEPTEMBER 27,    DECEMBER 31,     SEPTEMBER 28,
                          1998              1997             1997
                         -------          -------          -------
Raw materials            $ 2,706            2,992            3,772
Work-in-process            2,851            3,092            2,742
Finished goods             2,783            3,495            4,303
Display models               913              499              531
                         -------          -------          -------
                         $ 9,253           10,078           11,348
                         =======          =======          =======

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1998, December 31, 1997 and September 28, 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                     SEPTEMBER 27,     DECEMBER 31,     SEPTEMBER 28,
                                                         1998              1997             1997
                                                        -------          -------          -------
Building and leasehold improvements                     $10,654           10,823           10,558
Equipment                                                 5,411            5,195            5,145
Furniture and fixtures                                    4,252            4,091            4,042
                                                        -------          -------          -------
                                                         20,317           20,109           19,745
Less accumulated depreciation and amortization           10,815           10,265            9,667
                                                        -------          -------          -------
                                                          9,502            9,844           10,078
Land                                                      2,231            2,185            2,194
                                                        -------          -------          -------
         Net property, plant and equipment              $11,733           12,029           12,272
                                                        =======          =======          =======

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Lindal Cedar Homes, Inc. (the "Company") is primarily engaged in the manufacture and distribution of custom cedar homes, windows and sunrooms. The Company re-manufactures standard dimensional cedar lumber. Cedar lumber, that meets the Company's quality standards, is combined with windows, sunrooms, and other purchased forest products and building materials into home packages which can be shipped nationally and internationally to the home buyer's construction site.

The Company has three home products: Cedar: Frame, Cedar: Solid, and Access. The
Cedar: Frame home utilizes a cavity wall. The Cedar: Solid utilizes, predominantly, a solid cedar wall. The Access home retains many of the features of the Cedar: Frame home, including a cavity wall. However, the base price of the Access product is approximately 25% to 30% less than the traditional Cedar Frame home due to a less extensive package of materials and less expensive package components.

The Company recognizes revenue from orders when the home package is shipped. Entering the fourth quarter of 1998, the total backlog, stated in dollars, increased $1 million (4%) to approximately $27 million from approximately $26 million at September 28, 1997. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis. While the Company expects the majority of the current backlog will ship within the next 12 months, factors beyond the control of the Company, such as weather conditions, customer financing, building permits or customer requested delays, may affect the actual delivery date of some portion of backlog orders beyond the twelve month period.

The primary raw material used by the Company in its re-manufacturing is western red cedar, available in quantity only in British Columbia, Canada, Alaska and the Pacific Northwest United States. Pressures continue to be placed on the log market in general by harvesting restrictions in the United States and Canada, and the Company is aware of the potential for shortages and/or fluctuations in the price of cedar logs and cedar lumber.

The Company is working to secure its cedar raw material needs on a long-term basis. The Province of British Columbia established a program which sets aside a portion of the allowable annual harvesting of timber for smaller companies. The harvesting rights are sold, through timber sales, to companies which can demonstrate the highest value being added to the raw lumber through efforts made in, and other benefits to the province of British Columbia. On September 30, 1996, the Company was granted its second timber sale. The grant is for 327,000 cubic meters of timber to be harvested within a five-year period. As of September 27, 1998, it is expected that this timber sale will allow the Company to secure a cedar supply for a minimum of the next three years.

The Company believes that this timber sale agreement may be moderately profitable, however it is not expected that this contract will be as profitable, on a relative basis, as the previously awarded timber sale. However, management believes obtaining this timber sale will greatly facilitate the procurement of cedar logs and/or cedar lumber.

As a condition of the grant of the second timber sale, the Company committed to consolidating its home shipment operations in, and transferring a considerable amount of its lumber remanufacturing to, Surrey, British Columbia. Construction of a new re-manufacturing facility will require the Company to invest $5 to $6 million in new plant and equipment and lease an additional seven to eight acres of land adjacent to the current Surrey, British Columbia facility.

Prior to harvesting any timber granted in the second timber sale, the Company is required to "substantially complete" the items it has committed to under the terms of the timber sale. The consolidation of the shipping operation has occurred, the ground lease commitments have been secured, and the ground/soil preparation for the construction of the new lumber remanufacturing plant and home distribution facility began in 1997. In recognition of the progress completed, the Province of British Columbia has given the Company authorization to begin limited harvesting of timber. Management expects that timber harvesting will begin in mid 1999.

The Company previously reached an agreement with MacMillan Bloedel to provide services related to the planning, management of timber harvesting, and marketing of the logs. As the majority of the timber to be harvested is not western red cedar, or not suitable for the Company's purposes, the timber harvested will be sold on the log market in Canada. By having these logs available for sale, the purchase of western red cedar logs for the Company's operations or the purchase of green or finished cedar lumber will be greatly facilitated during the term of the timber sale.

Management has re-evaluated the economics of expanding the Surrey, British Columbia facility in relation to current wood market conditions, its internal manufacturing costs, operation of its sawmill, the availability of cedar lumber on the open market, and the Company's ability to finance the project. Management believes that such expansion is not economically feasible at present.

In order to satisfy the intent of its commitments regarding the second timber sale, the Company has entered into a non-binding "Letter of Intent" with a Canadian third party. Under the terms of the "Letter of Intent"

        - The Company and the third party will enter into a joint venture agreement related to the planning, management, harvesting and marketing of the Company's timber sale (services previously to be performed by MacMillan Bloedel),
        - The Company will sell its sawmill, located in Surrey, British Columbia, the value of which was previously written down to zero dollars, to the third party for a nominal sum of cash, plus other consideration
        - The third party will provide the Company with a guaranteed cedar supply agreement, at prevailing market prices, for raw cedar lumber and certain finished cedar components of its homes, and
        - The Company will supply the third party with certain building components for home products sold by the third party.

The Company is seeking approval from Canadian regulatory authorities to modify its commitments contained in the original grant of the second timber sale. Although the Company cannot guarantee that such approval will be received, it believes the modified proposal will be approved. The "Letter of Intent" is also subject to negotiation of the definitive agreements and negotiations with the Company's labor union.

Although cedar logs and lumber are the primary raw material used in manufacturing, the Company purchases substantial quantities of forest products on the commodity market to ship in its home packages. Presently, the Company does not anticipate any serious long-term problems in securing the needed forest products in the foreseeable future. The Company does expect that there may be occasional, temporary shortages of cedar logs or cedar lumber and that price volatility of cedar logs, green cedar lumber, other species of lumber and other forest products may occur for some time. For this reason, the Company hedges a portion of its non-cedar lumber needs using options and futures contracts. The Company may also make selected strategic purchases, when relatively favorable prices exist in the market, of larger quantities than it has historically purchased. These purchases are not expected to be in excess of anticipated needs.

Lindal Building Products began the internal manufacturing of aluminum and cedar sunrooms in the second quarter of 1998. In addition, Lindal Building Products began the manufacture of a new line of vinyl window products in the second quarter of 1998.

The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:

            1ST QUARTER     2ND QUARTER    3RD QUARTER      4TH QUARTER
            -----------     -----------    -----------      -----------
1998          $5,645          11,477          10,793

1997           7,540          14,913          14,298          12,097

1996           6,587          14,173          14,632          11,243

1995           6,630          13,947          11,536          10,198

1994           7,076          11,521          10,979           9,957


The Company has received notice from NASDAQ that the fair market value of the public float of its stock has fallen below the requirement for continued listing on the NASDAQ National Market. The Company has until December 22, 1998 to regain compliance. If the Company does not regain compliance prior to December 22, the Company may either request further procedural remedies in the form of a hearing to retain its national market listing, or make application to transfer its stock to the NASDAQ Small Cap Market.

YEAR 2000

The Year 2000 presents potential concerns for business computing. The consequences of this issue may include failure of information technology systems and interruption of business processes. The Year 2000 problem is the result of computer programs and hardware being developed that utilizes two digits rather than four to define the applicable year.

The problem exists for many kinds of hardware and software. Any system used by Lindal Cedar Homes, its dealers or vendors, that have time-sensitive software or hardware may recognize a date using "00" as 1900 rather than the year 2000. This could cause major system failures or miscalculations.

The Year 2000 issues affects the Company's internal systems, including information technology (IT) and non-IT systems such as its integrated manufacturing and accounting system, computer operating systems, voice and electronic communication systems, server and PC software and hardware, drafting systems, database systems and other software and hardware based systems.

Lindal Cedar Homes is still in the process of completing an assessment of the readiness of its internal systems for handling the Year 2000 issue. However, the assessment of the Company's integrated manufacturing system, its core business system, has been completed and the software has been upgraded to a Year 2000 compliant version. Testing of the upgraded software has been completed and has validated the software's readiness.

The Company assessment of other, less vital internal systems is ongoing. Those remaining IT and non-IT systems that are not Year 2000 ready will either be upgraded to Year 2000 compliant versions of the same software or hardware, or new Year 2000 compliant software and/or hardware will be acquired and implemented.

Management currently believes that the internal assessment of its non-core internal systems will be completed and remediation steps identified by the end of 1998. Management expects that the remediation process will be completed by the end of the second quarter of 1999 and final testing will be completed in the fourth quarter of 1999. Management believes all material internal systems will be compliant by the Year 2000 and that the cost to address the issue will not be material. Nevertheless, Lindal Cedar Homes will create contingency plans for certain internal systems, as Year 2000 compliance can not be definitively determined.

All organizations must assess the effect the Year 2000 issue will have on their third party supply chain. Lindal Cedar Homes is taking steps to identify its key vendors and is formulating a system of working with key third parties to understand their ability to continue providing services and products through the change to Year 2000. Lindal Cedar Homes will create contingency plans for these key vendors.

Lindal Cedar Homes is continuing its assessment of other third party vendors and will develop contingency plans that include the identification of alternate suppliers. Management currently expects that the assessment of third party vendors will be completed in the third quarter of 1999 and that its contingency plans will be completed in the fourth quarter of 1999.

Lindal Cedar Homes is also working with its dealers to determine their ability to sell the Company products through the Year 2000. The Company will partner with them if necessary, to avoid any business interruptions due to Year 2000 issues.

Until Lindal Cedar Homes completes its internal, vendor and dealer assessments, it can not determine its most likely worst case Year 2000 scenario, nor adequately describe appropriate contingency plans.

Any software or hardware costs involved with Year 2000 remediation will either be charged to expense as incurred, or capitalized, depending on the circumstances of each case. Internal staff costs involved in Year 2000 issues will not be incremental, but rather represent the re-deployment of existing resources. Such internal staff costs will be expensed as incurred. Un-amortized capital costs of previously acquired software and hardware, replaced due to Year 2000 issues, will be expensed through accelerated depreciation over their remaining useful lives.

                                  THIRD QUARTER

NEW ORDERS

The dollar value of new orders taken increased 7% from the third quarter of 1997 to the third quarter of 1998. The number of new order units increased 7% in the same time periods. The following table illustrates the percentage change in the number and dollar value of new orders for the third quarter of each of the last 3 years:

                    % CHANGE IN        1998     1997    1996
                  ----------------     -----    -----   -----
                  Units                  7%     19%     -18%
                  Dollar Value           7%     29%     -22%

The Access product represented 52% of new order units in the third quarter of 1998 compared to 50% of new order units in the third quarter of 1997. The dollar value of the Access product new orders were 42% of the total dollar value of new orders in the third quarter of 1998 compared to 41% of the total dollar value of new orders in the third quarter of 1997. Size and value of a home is a function of customer preference and may change somewhat from period to period.

Management continues to evaluate all aspects of the cost of its products, including materials, design and construction in order to develop alternatives or options that would lower the overall price of its products to the end consumer, without sacrificing the quality of it products. Additionally, the Company is test marketing, on a limited basis, a line of conventional framed homes.


REVENUE

Revenue decreased $3.51 million (25%) to $10.79 million in the third quarter of 1998 from $14.30 million in the third quarter of 1997, primarily due to the decreases in house revenue and revenue from other sales.

Revenue from houses decreased $2.32 million (21%) to $8.80 million in the third quarter of 1998 from $11.12 million in the third quarter of 1997. This is primarily due to the decrease in the number of houses shipped which decreased 29% to 109 in the third quarter of 1998 from 153 in the third quarter of 1997. Management believes the reduction in the number of units shipped is primarily related to the decline in new orders experienced earlier in 1998. The decline in new orders resulted from the cumulative effect of recent price increases and the unseasonable weather experienced, earlier in 1998, in many parts of the country.

The Access home (the base price of which is 25%-30% less than the traditional
Cedar: Frame home) accounted for approximately 43% of home sales revenue and 51% of home units shipped in the third quarter of 1998 compared to 36% of home sales revenue and 46% of the house units shipped in the third quarter of 1997.

Revenue from sunrooms decreased $360,000 (46%) to $430,000 in the third quarter of 1998 from $790,000 in the third quarter of 1997.

Revenue from other sales decreased $840,000 (35%) to $1.56 million in third quarter of 1998 from $2.40 million in the third quarter of 1997. This reduction is primarily due to decreased lumber sales resulting from temporary closure of the sawmill. The sawmill did not operate during the third quarter of 1998 compared to full time operation in the third quarter of 1997. Since most of the sawmill output is sold on the open lumber market, there was less lumber sold during the third quarter of 1998 than in the third quarter of 1997.

MATERIAL COSTS

In general, the Company continues to experience elevated costs for lumber and wood products, especially for cedar, the primary material used in the Company's homes, in the third quarter of 1998 compared to the third quarter of 1997. The increased lumber and wood product costs, including the cost of cedar, have not been fully offset by the price increases implemented in 1997 and the first nine months of 1998.

In dollars, material costs decreased $2.60 million (31%) to $5.83 million in the third quarter of 1998 from $8.43 million in the third quarter of 1997 on 44 fewer home shipments and, due to the temporary closure of the sawmill, a decrease in the amount of cedar lumber sold.

As a percent of revenue, material costs were 54% in the third quarter of 1998 compared to 59% in the third quarter of 1997. This decrease in material costs as a percentage of revenue is due to decreased lumber sales and the cumulative effect of the price increases implemented in 1997 and the first nine months of 1998. The effect of the price increases has been partially offset by increased material costs, especially cedar, from the year ago period. However, material costs, as a percentage of revenue, improved over the fourth quarter of 1997 when material costs reached a peak of 61% of revenue.

To further offset the increased cost of lumber and wood products, the Company previously announced a price increase combined with a decrease in the specifications of its homes. The net effect of these changes was a 3% price increase. These changes became fully effective in the third quarter of 1998.

OTHER COST OF GOODS SOLD

Non material costs, included in the cost of goods sold, decreased $720,000 (20%) to $2.81 million in the third quarter of 1998 from $3.53 million in the third quarter of 1997. This is primarily due to a decrease in manufacturing labor and labor related costs of $460,000, and net decreases in other manufacturing costs of $260,000. These decreases are primarily due to cost reductions from the temporary closure of the sawmill, decreased sales volume, and aggressive containment of other manufacturing costs.

GROSS PROFIT

The cumulative effect of the price increases, lower non-material cost of goods sold, and some softening of costs in specific areas of the wood supply market increased gross profit to 19.9% of revenue in the third quarter of 1998 compared to 16.3% of revenue in the third quarter of 1997.

The mix of home units sold also impacts gross profit. As a percent of total units sold, home units sold for Cedar: Frame, Access and Cedar: Solid for the third quarter of each of the current and two preceding years is presented in the table below.

                  HOME PRODUCT            1998    1997     1996
                  ----------------        -----   -----    -----
                  Cedar: Frame             43%     44%      55%
                  Access                   51%     46%      32%
                  Cedar: Solid              6%     10%      13%

Although the Access home (the base price of which is 25% - 30% less than the
Cedar: Frame home) has lower material costs than the Cedar: Frame home, the gross profit is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $570,000 (22%) to $1.99 million in the third quarter of 1998 from $2.56 million in the third quarter of 1997. Of this amount, $130,000 was attributable to the reduction of restructuring and valuation charges in the third quarter of 1998 compared to 1997.

Selling, and general and administrative expenses decreased $440,000 (19%) to $1.87 million in the third quarter of 1998 from $2.31 million in the third quarter of 1997. Selling expenses decreased $220,000 (18%) to $980,000 in the third quarter of 1998 from $1.20 million in the third quarter of 1997. General and administrative expenses decreased $220,000 (20%) to $880,000 in the third quarter of 1998 from $1.10 million in the third quarter of 1997. These reductions in sales, and general and administrative costs are primarily due to reductions in payroll, lower sales volume and related expenses of $230,000 and other general cost cutting measures implemented by the Company.

OTHER INCOME (NET)

Other income (net) increased $50,000 (71%) to $120,000 in third quarter of 1998 from $70,000 in the third quarter of 1997.

INCOME TAX EXPENSE (BENEFIT)

The Company recognized an income tax expense of $80,000 in the third quarter of 1998 compared to an income tax expense of $220,000 in the third quarter of 1997. The overall income tax expense recognized in the third quarter of 1998 was reduced due to recognition of an income tax benefit from Canadian operations not recognized in 1997.



                                  YEAR-TO-DATE

NEW ORDERS

The dollar value of new orders taken decreased 6% in the first nine months of 1998 from the first nine months of 1997. The number of new order units decreased 14% for the same time period. The following table illustrates the percentage change in the number and dollar value of new orders for the first nine months of each of the last 3 years compared to the immediately preceding year:

                   % CHANGE IN          1998     1997     1996
                   -----------          ----     ----     ----
                   Units                -14%      -5%      6%
                   Dollar Value          -6%      -3%      8%

The Access product represented 51% of new order units in the first nine months of 1998 compared to 46% of new order units in 1997. The dollar value of the Access product new orders were 44% of the total dollar value of new orders in the first nine months of 1998 compared to 46% of the total dollar value of new orders in the first nine months of 1997. Size and value of a home is a function of customer preference and may change somewhat from period to period.

Management believes the decrease in the number of new orders is primarily related to the cumulative effect of recent price increases necessary to offset the escalating wood costs experienced in 1997 and the unseasonable weather experienced in early 1998 in many parts of the country.

REVENUE

Revenue decreased $8.84 million (24%) to $27.91 million in the first nine months of 1998 from $36.75 million in the first nine months of 1997, primarily due to the decreases in house revenue and revenue from other sales.

Revenue from houses decreased $6.20 million (22%) to $21.67 million in the first nine months of 1998 from $27.87 million in the first nine months of 1997. This is primarily due to the decrease in the number of houses shipped which decreased 28% to 277 in the first nine months of 1998 from 386 in the first nine months of 1997. Management believes the reduction in the number of units shipped is primarily related to the decrease in new orders resulting from the cumulative effect of recent price increases and the unseasonable weather experienced in early 1998 in many parts of the country.

During 1997 the Company announced two graduated price increases. The first was an increase of 4.5% which became fully effective in the third quarter of 1997 and the second was a 3.5% price increase which became fully effective in the first quarter of 1998. In the first quarter of 1998 the Company announced another price increase, combined with a decrease in house specifications, of approximately 3% which became fully effective in the third quarter of 1998. These price increases and specification decreases were necessary to offset the escalation of wood costs experienced in 1997, especially for cedar lumber.

The Access home (the base price of which is 25%-30% less than the traditional
Cedar: Frame home) accounted for approximately 45% of home sales revenue and 52% of home units shipped in the first nine months of 1998 compared to 33% of home sales revenue and 43% of the house units shipped in the first nine months of 1997.

Revenue from sunrooms decreased $380,000 (23%) to $1.28 million in the first nine months of 1998 from $1.66 million in the first nine months of 1997.

Revenue from other sales decreased $2.26 million (31%) to $4.96 million in the first nine months of 1998 from $7.22 million in the first nine months of 1997. This reduction is primarily due to decreased lumber sales resulting from temporary closure of the sawmill.

MATERIAL COSTS

During 1997, the Company experienced escalating costs for many of the forest products included in its home packages, especially for cedar. In general, the Company continues to experience elevated costs for lumber and wood products, especially for cedar, the primary material used in the Company's homes. These increased lumber and wood product costs, including the cost of cedar, have not been fully offset by the price increases implemented in 1997 and the first nine months of 1998.

In dollars, material costs decreased $5.64 million (28%) to $14.83 million in the first nine months of 1998 from $20.47 million in the first nine months of 1997 on 109 fewer home shipments. In addition there was a decrease in the amount of cedar lumber sold due to the temporary closure of the sawmill.

As a percent of revenue, material costs were 53% in the first nine months of 1998 compared to 56% in the first nine months of 1997. This decrease in material costs as a percentage of revenue is due to decreased lumber sales and the cumulative effect of the price increases implemented in 1997 and the first nine months of 1998. The effect of the price increases have been partially offset by increased materials costs, especially cedar, from the year ago period. Again, the reduction in the amount of lumber being sold at cost reduced material costs as a percent of revenue.

OTHER COSTS OF GOODS SOLD

Non material costs included in the cost of goods sold decreased $1.85 million (18%) to $8.43 million in the first nine months of 1998 from $10.28 million in the first nine months of 1997. This is primarily due to a decrease in manufacturing labor and labor related costs of $1.16 million, and net decreases in other manufacturing costs of $690,000. These decreases are primarily due to cost reductions from the temporary closure of the sawmill, decreased sales volume, and aggressive containment of other manufacturing costs.

GROSS PROFIT

Gross profit increased slightly to 16.7% of revenue in the first nine months of 1998 from 16.3% of revenue in the first nine months of 1997. The cumulative effect of recent price increases was offset by increased material costs, the change in mix of homes sold, the decrease in the number of home units shipped, and the fixed nature of certain manufacturing costs.

The mix of home units sold impacts gross profit. As a percent of total units sold, home units sold for Cedar: Frame, Access and Cedar: Solid for the first nine months of each of the current and two preceding years is presented in the table below.

                     HOME PRODUCT            1998     1997    1996
                     ----------------        -----    -----   -----
                     Cedar: Frame             42%      44%     58%
                     Access                   52%      43%     30%
                     Cedar: Solid              6%      13%     12%

Although the Access home (the base price of which is 25% - 30% less than the
Cedar: Frame home) has lower material costs than the Cedar: Frame home, the gross profit is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $900,000 (12%) to $6.46 million in the first nine months of 1998 from $7.36 million in the first nine months of 1997. Of this amount, $190,000 was attributable to the reduction of restructuring and valuation charges in the third quarter of 1998 compared to 1997.


Selling, general and administrative expenses decreased $630,000 (9%) to $6.10 million in the first nine months of 1998 from $6.73 million in the first nine months of 1997. Selling expenses increased $50,000 (2%) to $3.17 million in the first nine months of 1998 from $3.12 million in the first nine months of 1997. General and administrative expenses decreased $680,000 (19%) to $2.94 million in the first nine months of 1998 from $3.62 million in the first nine months of 1997. This is primarily due to general cost cutting measures implemented by the Company.

OTHER INCOME (NET)

Other income decreased $410,000 (56%) to $320,000 in the first nine months of 1998 from $730,000 in the first nine months of 1997. This is primarily due to the pre-tax gain recognized ($470,000) on the sale of the Company's Kent, Washington facility in the first quarter of 1997, and the increase in interest expense related to the Industrial Revenue Bonds issued in November 1997.

INCOME TAX EXPENSE (BENEFIT)

In the first nine months of 1998 the Company recognized a tax benefit of $520,000 compared to a tax expense of $100,000 in the first nine months of 1997. The Company did not and has not recognized the income tax benefits from the 1997 Canadian net operating loss due to the uncertainty of utilizing the net operating loss against future taxable Canadian income.

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

CASH FLOW

Cash and cash equivalents increased by $410,000 (18%) to $2.70 million at September 27, 1998 from $2.29 million at December 31, 1997. This increase is largely due to cash provided by operating activities ($1.09 million) and financing activities ($280,000), which was offset by cash used in investing activities ($490,000) and the effect of currency exchange rates ($470,000).

Cash flow from operating activities for the first nine months of 1998 was $1.09 million compared to $1.01 million cash used by operations in the first nine months of 1997, as follows:

         In the first nine months of 1998 $120,000 was provided by operations. Additional cash was provided by decreases in inventory ($820,000) and increases in current liabilities ($660,000), while increases in accounts and notes receivable ($210,000) and increases in prepaid assets ($300,000) used cash.

         In the first nine months of 1997 $60,000 was provided by operations. Additional cash was provided by increases in current liabilities ($2.07 million), while cash was used by increases in accounts and notes receivable ($1.49 million), increases in inventory ($920,000) and increases in prepaid expenses ($720,000).

Investing activities for the first nine months of 1998 used $490,000 compared to using $20,000 in the first nine months of 1997, as follows:

         In the first nine months of 1998, cash was used to purchase fixed assets ($590,000) and to re-pay loans payable ($60,000) while cash was provided by re-payment of loans receivable ($150,000).

         In the first nine months of 1997, cash was provided by the net liquidation of short-term investments ($2.70 million), the sale of fixed assets ($1.49 million), re-payment of notes receivable ($90,000), while the purchase of fixed assets ($4.27 million) and re-payments of loans payable ($30,000) used cash.

Financing activities for first nine months of 1998 provided $280,000 compared to providing $50,000 in the first nine months of 1997, as follows:

         In the first nine months of 1998, cash was provided by additions to long-term debt and notes payable ($2.14 million), while cash was used to re-pay notes payable and long-term debt ($1.86 million).

         In the first nine months of 1997, cash was provided from the exercise of stock options ($90,000), while cash was used for the repayment of long-term debt ($40,000).

Currency fluctuation for the first nine months of 1998 used $470,000 while providing $340,000 in the first nine months of 1997.

Cash and cash equivalents traditionally increase in the second and third quarters of the year.

The Company has temporarily reduced its unsecured lines of credit with banks to $1.50 million, all of which is available, bearing interest at the prime rate plus 1/2 %, which can drawn upon as needed. The current line of credit will expire at December 31, 1998. Currently the Company does not forsee the need to borrow on its line of credit during the remainder of 1998. However, the Company anticipates borrowing on its line of credit from time to time in early 1999, and is currently discussing renewal of the line of credit with the bank.

ACCOUNTS RECEIVABLE

Net receivables increased $520,000 (15%) to $4.02 million at September 27, 1998 from $3.50 million at December 31, 1997. This is primarily due to refundable income taxes which increased $580,000 to $1.78 million at September 27, 1998 from $1.20 million at December 31, 1997, primarily due to the refund available from carryback of net operating losses from U.S. operations incurred in the first nine months of 1998. Net receivables increased $630,000 million from September 28, 1997, primarily due to refundable income taxes, which increased $700,000.

INVENTORY

Production inventories (raw materials, work-in-process, and finished goods) decreased $1.24 million (13%) to $8.34 million at September 27, 1998 from $9.58 million at December 31, 1997. This decrease reflects the softening of the cost of some wood and wood products, and improved inventory management. In terms of quantity, actual amounts of wood and wood products have decreased from December 31, 1997 levels.

Production inventories decreased $2.48 million (23%) to $8.34 million at September 27, 1998 from $10.82 million at September 28, 1997. This is largely due to improved inventory management, reduced log inventory due to the temporary closure of the sawmill, and reduced inventory requirements for house and sunroom shipments.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

LIABILITIES

Accounts payable decreased $1.37 million (34%) to $2.62 million at September 27, 1998 from $3.99 million at December 31, 1997. This reduction is primarily due to overall cost cutting measures, temporary closure of the sawmill, lower inventory purchases due to improved inventory management and decreased sales.

Customer deposits increased $1.96 million (44%) to $6.39 million at September 27, 1998 from $4.43 million at December 31, 1997. This increase is due to seasonal factors. Customer deposits increased $1.44 million (29%) from year ago levels. This is primarily due to the increase in the number of house units orders in the third quarter of 1998 from year ago levels, the size of the houses and the effect of price increases.

Long-term debt, including current installments, increased $3.74 million from year ago levels due primarily to $3.73 million of Industrial Revenue Bonds the Company issued in November 1997, through the Washington Economic Development Finance Authority, to finance the acquisition and expansion of the Burlington, Washington facility.

CAPITAL EXPENDITURE FINANCING

As stated earlier, in connection with the granting of a second timber sale, the Company is obligated to invest $5 to $6 million dollars to expand its Surrey, British Columbia, Canada facility. This expansion would include improvements to the current shipping facility, and the construction and equipping of a new wood re-manufacturing facility. Management has concluded that, at present, it is not economically feasible to build such a facility.

The Company has entered into a "Letter of Intent" with a third party. The effectiveness of this agreement and other commitments made by the Company to preserve the timber sale is subject to Canadian regulatory approval. In the event that such approval is not received, the Company would consider alternative financing methods for the expansion of the Surrey, British Columbia facility

Other capital expenditures will be financed from cash flow generated from operations, leasing or debt financing.

OTHER MATTERS

Statements contained in this report that are not based on historical facts are forward looking statements subject to uncertainties and risks including but not limited to: the consolidation of operations, trade and government actions, changing economic conditions, trends in the housing industry, raw material and labor costs, availability of raw materials, the ability to obtain orders and recruit dealers, demographic influences, continued acceptance of products and services, and risks associated with Year 2000 compliance.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


PART II: OTHER INFORMATION

ITEM 6(a) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the third quarter of 1998.

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

                                                  LINDAL CEDAR HOMES, INC.

                                       By: /s/       ROBERT W. LINDAL
                                          --------------------------------------
                                                    Robert W. Lindal
                                            Chairman and Chief Executive Officer

                                       By: /s/       DENNIS GREGG
                                          --------------------------------------
                                                     Dennis Gregg
                                                Chief Financial Officer

DATE:
November 11, 1998