Form 10-K
period 1998-12-31
LINDAL CEDAR HOMES INC /DE/
filed 1999-03-31
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
        _________.

Commission File Number 0-6087

                            LINDAL CEDAR HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                     91-0508250
------------------------------------------------              ------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                                Identification No)



4300 South 104th Place, Seattle, Washington                         98178
-------------------------------------------                    ----------------
  (Address of principal executive offices)                        (Zip code)

(Registrant's telephone number, including area code) (206) 725-0900


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, par value $.01 per share
                                                             --------------------------------------
                                                                      (Title of Class)

Aggregate market price of shares held by non-affiliates at March 9, 1999 was $4,102,262 consisting of 1,727,268 shares.

The number of shares of common stock outstanding on March 9, 1999 was 4,126,011 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes     [X]    No     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the beat of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]


The total number of pages in the Form 10-K is 48.

See index to exhibits on page 49.

                                     PART I

ITEM 1. BUSINESS

Lindal Cedar Homes, Inc. (the "Company") was incorporated under the laws of the State of Washington in 1966. In 1986, the Company was reincorporated under the laws of the State of Delaware.

The Company is primarily engaged in the manufacture and distribution of custom cedar homes, windows and sunrooms. The Company remanufactures most of its standard dimensional cedar lumber needs. Remanufactured cedar lumber, that meets the Company's quality standards, is combined with manufactured and/or purchased windows, manufactured sunrooms, and other purchased forest products and building materials into home packages which can be shipped nationally and internationally to the home buyer's construction site. Remanufactured cedar lumber that is not of a grade suitable for use in homes is sold on the open lumber market. The sale of homes accounted for 78% of consolidated revenue in 1998, 76% of consolidated revenue in 1997, and 77% of consolidated revenue in 1996.

In 1998, 96% of the Company's home sales were made through approximately 170 independent dealers. The balance of home sales was made from one
Company-operated sales court.

In 1997, 95% of the Company's home sales were made through approximately 180 independent dealers. The balance of home sales was made from Company-operated sales courts.

The Company's dealers are subject to the economic conditions, weather conditions, housing trends, and demographic influences existing in their locale. As such, individual dealer sales may vary from year to year.

As non-exclusive independent businesses, the dealers may sell products or services that compliment the products and services sold by the Company. It is the Company's policy that dealers cannot sell competitive home products through their Lindal dealership. The Company continually recruits new dealers to expand sales into previously unserved locations and to replace dealers that have retired or otherwise discontinued their dealership operations.

Traditionally, the Company has had three classes of dealers: Commercial, Storefront/Design Center and Home Sales Office. A Commercial dealer constructs a model home in a commercial location and operates their business from the model. The Storefront/Design Center dealer displays and operates from a retail location. A Home Sales Office dealer uses a separate office in their Lindal residence as their place of business. The Company has and continues to encourage Commercial dealerships as this class of dealer has consistently proven to be superior in average sales volume. However, as the construction of a model home is economically unfeasible in some urban or sparsely populated areas, the Company expanded the Storefront/Design Center concept. The Design Center, which is professionally designed, is located in a shopping center environment. It relies on in-store displays and point-of-sale materials, rather than a model home to promote and sell the Company's products. The Storefront dealer incorporates many of the features of the Design Center, but can be opened for a smaller investment. Of the Company's approximate 170 dealers, approximately 44% are Commercial dealers, and 10% are Design Centers. The majority of the remaining dealers operate from a Storefront. The Home Sales Office is a new type of dealership.

The Company has three home products: The Cedar Frame, Cedar: Solid, and Access. These three products predominantly utilize post and beam design and construction. The Cedar Frame home utilizes a cavity wall. The Cedar: Solid utilizes, predominantly, a solid cedar wall. The Access home retains many of the features of the Cedar Frame home, including a cavity wall. However the base price of the Access product is approximately 25% to 30% less than the traditional Cedar Frame home due to a less extensive package of materials and less expensive package components. In January 1999, the Company announced the addition of its fourth home line, the Select product, which predominantly utilizes conventional design and construction including a cavity wall. The Select product combines the material savings of the Access product with the economy of conventionally framed homes while using quality Lindal materials. At the same time the Company introduced a new planbook, containing 215 designs, called "Traditions" which use the Select specification for economy and addresses a broader range of home styles than those included in the Company's "Originals" Planbook.

The Company sells homes both for year-round and vacation occupancy. Most of the purchasers of such homes are professional and business people with higher than average incomes. In recent years approximately 70% of the Company's homes have been purchased for use as primary residences.

The Company's principal competitor in its home market is the local custom builder; however, in some circumstances it may also compete with other pre-cut, pre-fab and modular building firms. The primary basis for competition is design services, quality of materials, service and price.

The Company's revenues tend to be seasonal. Most home shipments traditionally occur between April and October. It is the Company's policy to carry sufficient amounts of inventory to respond to the needs of its customers. In 1998, 1997 and 1996, no single customer or dealer accounted for 10% or more of consolidated revenue.

Besides being seasonal, the housing industry is cyclical. The Company follows industry patterns, but believes that it is somewhat better positioned to weather industry downturns than other manufacturers or builders with lower cost products that appeal to a larger but less affluent market. Further, the Company also believes that its target market is less affected by economic upturns. This belief is based on the Lindal products' traditional appeal to middle and upper income customers who historically have been less affected by economic downturns and upturns.

The dollar value of new orders taken decreased 5% from 1997 to 1998. The number of new order units decreased 12% from 1997 to 1998. Management believes that decreases in units and dollar value of new orders in 1998 and 1997 are directly attributable to market resistance of the price increases enacted by the Company to offset the escalated material costs it experienced from late 1996 through 1998. The following table illustrates the percentage change in the number and dollar value of new orders for each of the last five years:

% CHANGE IN             1998          1997          1996          1995          1994
-----------             ----          ----          ----          ----          ----
Units                   -12%          -12%           5%            2%           -3%
Dollar Value            -5%           -11%          12%            3%            7%

Size and value of a home is a function of customer preferences and may change somewhat from period to period.

The Company recognizes revenue from orders when the home is shipped. The total backlog, expressed in dollars, approximated $26 million at December 31, 1998 compared to $25 million at December 31, 1997 and $25 million at December 31, 1996. Management expects the majority of the current backlog will ship within the next 12 months. However, factors beyond the control of management, such as weather conditions, customer financing, building permits or customer requested delays, may affect the actual delivery date of some portion of backlog orders beyond the twelve month period. Because the Company's business is seasonal the backlog data does not necessarily reflect the level of the Company's business on an annual basis.

Management believes that there are significant benefits to the maximum practical consolidation of manufacturing and distribution facilities. The consolidation of the Company's sunroom and window divisions into the newly created Lindal Building Products Division began in 1996 and was completed in 1998. Lindal Building Products now manufactures window and sunroom products at its facility located in Burlington, Washington. The consolidation of distribution facilities began in 1996 and was completed in 1997. Since 1997, all home shipments originate from Surrey, British Columbia.

RAW MATERIALS

The primary raw material used by the Company in its manufacturing is western red cedar, available in quantity only in British Columbia, Canada, Alaska and the Pacific Northwest United States. Pressures continue to be placed on the log and lumber market in general by timber harvesting restrictions in the United States and Canada. The Company is aware of the potential for shortages and/or fluctuations in the price of cedar logs and green cedar lumber. The Company experienced such conditions in 1997 when the price of cedar logs escalated dramatically and cedar logs were temporarily in short supply. At December 31, 1998, management believes that the Company can meet the cedar requirements for its home packages for a minimum of the next five years, as discussed below.

Although green cedar lumber is the primary raw material used in manufacturing, the Company purchases substantial quantities of forest products on the commodity market to ship in its home packages. Since 1993, the Company has experienced the extreme volatility and record price levels that have been present throughout the forest products industry. Presently, the Company does not anticipate any serious long-term problems in securing the needed forest products in the foreseeable future. The Company does expect that there may be occasional temporary shortages of some forest products and that price volatility of forest products may occur for some time. For this reason, the Company hedges a portion of its non-cedar lumber needs using lumber options and futures contracts. The Company may also make selected strategic purchases, when relatively favorable prices exist in the market, of larger quantities than it has historically purchased. These purchases are not expected to be in excess of anticipated needs.

Management is working to secure the Company's cedar raw material needs on a long-term basis. The Province of British Columbia established a program that sets aside a portion of the allowable annual harvest of timber for smaller companies. The harvesting rights are sold, through timber sales, to companies that can demonstrate the highest value added to the raw lumber through efforts made in British Columbia. In 1994, the Company was first granted rights to harvest approximately 50,000 cubic meters of timber between 1994 and 1997. The Company entered into a joint venture agreement with a third party, who provided services related to the planning, management of timber harvesting, and marketing of the logs. As the majority of the timber was not western red cedar, or not suitable for processing in the then Company owned sawmill, the timber harvested was sold on the open log market in Canada. By having these logs available for sale, the purchase of western red cedar for the then owned Company sawmill was facilitated during the term of the timber sale. The sale of the harvested logs was essentially completed in the second quarter of 1995.

On September 30, 1996, the Company was granted a second timber sale. This grant is for 327,000 cubic meters to be harvested within a five-year period. As of December 31, 1998, it is expected that this timber sale will allow the Company to secure a cedar supply for a minimum of the next five years. Further, management believes this timber sale will greatly facilitate the procurement of cedar logs and/or cedar lumber.

As a condition of the grant of the second timber sale, the Company committed to consolidating its home shipment operation in, and transferring a considerable amount of its lumber remanufacturing to its facilities located in Surrey, British Columbia. The transfer of lumber remanufacturing to Surrey, British Columbia will require the Company to invest $5 to $6 million to construct and equip a new remanufacturing facility.

Prior to harvesting any timber granted in the second timber sale, the Company is required to "substantially complete" the items it committed to under the terms of the timber sale. The consolidation of the shipping operations has been completed and ground preparation for construction of the new remanufacturing facility has been completed. In response, the Province of British Columbia has given the Company authorization to begin limited harvesting of timber.

Based on current and prevailing economic conditions in the forest products industry, management has re-evaluated the Company's financial commitments related to the timber sale. Management believes that it is no longer in the best interests of the Company and its stockholders to invest the required capital to build and equip a new remanufacturing facility in British Columbia. In 1997, management concluded that the financial statement carrying value of the sawmill would not be recovered from future cash flows and the Company recorded a $595,000 before and after tax write down in the carrying value of the sawmill and related equipment. Further, management believes it can ensure a supply of cedar without operating its sawmill.

In December 1998, the Company entered into several agreements with Mill and Timber Products Ltd. (Mill and Timber), a forest products company located in British Columbia. Under the terms of these agreements, an affiliate of Mill and Timber purchased the Company's sawmill, which it will operate. Mill and Timber entered into a conditional 5-year agreement to provide the Company a guaranteed supply of cedar at market prices. Further, Mill and Timber and the Company entered into a joint venture agreement whereby Mill and Timber will provide services related to the planning, management of timber harvesting, and marketing of the logs from the second timber sale. The guaranteed cedar supply agreement is conditioned upon the continuation of the second timber sale by the Province of British Columbia and/or the transfer of the lumber quota, associated with Company's previous operation of the sawmill, to Mill and Timber by Canadian regulatory authorities.

The Company is seeking approval from Canadian regulatory authorities to substitute the commitments contained in the Mill and Timber agreements, plus a new commitment to transfer the majority of its cedar remanufacturing to existing remanufacturers located in British Columbia, in place of its commitments contained in the original grant of the second timber sale. The Company can not guarantee that such approval will be received. Until such approval is received, the Company will continue to remanufacture cedar lumber at its Tacoma, Washington facility. If such approval is received, the Company will transfer the re-manufacturing of its cedar lumber to existing remanufacturers located in British Columbia, and the existing Tacoma, Washington facility will then sell its services to third parties. If such approval is received, management expects that timber harvesting will begin in the third quarter of 1999.

Also, in response to receiving the second timber sale, the Company negotiated a 10-year labor agreement with the union for Canadian plant employees in the second quarter of 1997. This agreement provides that the new jobs created/moved to British Columbia will be at wage rates starting at 60% of the present British Columbia Master Agreement and increasing, over the next 10 years to a maximum of 80% of that agreement. The Company cannot determine the impact, if any, that the agreements with Mill & Timber and its proposed modifications to the original terms of the second timber sale might have on its contract with the union representing its Canadian plant employees.

In 1996, the Canadian government implemented a lumber quota system. This quota was part of a negotiated settlement related to the United States government's allegation that Canada was subsidizing the Canadian forest products industry. Under the quota system, each company can import to the United States a limited quantity of lumber. The Company believes that this constraint on the supply of lumber has been, and continues to be, a significant factor in the volatility experienced in the lumber market.

With the consolidation of the Company's home shipments in Surrey, British Columbia, all home packages that are not sold in Canada or overseas are imported into the United States. U.S. Customs ruled that a Lindal home package is not a "home" as defined by the applicable customs regulations, rather it constitutes a shipment of assorted building and forest products. This forces the Company to use its assigned quota for the lumber component of each home package. The Company believes that when a home package is imported into the United States, it constitutes a "home" under the applicable custom regulations. As such, the lumber component of the home should not be applied against its allowable lumber quota. The Company vigorously contested the matter through the appeal process with U.S. Customs and the Company's appeal has been denied. The Company continues to contest the decision. Separate from the Company's lumber quota to be transferred to Mill & Timber in connection with their purchase of the Company's previously owned sawmill, the Company has additional lumber quota associated with its home distribution operation. Despite the appeal ruling, the Company believes it has or will be able to obtain sufficient quota, at foreseeable sales levels, for the term of the United States/Canadian governments' agreement, which expires in 2001.

FOREIGN OPERATIONS

The Company's Canadian operations supply home packages to the U.S. operations and engages in sales outside the United States. Sales to unaffiliated customers of the Canadian operations during 1998, 1997 and 1996 were as follows (in thousands of U.S. dollars):

                                  1998                 1997                  1996
                                 ------                -----                -----
Home Sales - Canadian            $1,894                1,848                2,239

Other operating revenue             799                4,238                3,147
                                 ------                -----                -----
     Total foreign sales         $2,693                6,086                5,386
                                 ======                =====                =====


The decline in other operating revenue in 1998 was primarily due to the reduction in green lumber sales to third parties due to the closure of the Surrey, British Columbia sawmill.

The U.S. parent company had export sales, primarily to Japan, totaling $2 million in 1998, $4.4 million in 1997 and $3.3 million in 1996.


EMPLOYEES

At the end of February 1999, the Company had 190 employees.

A significant number of the Company's Surrey, British Columbia employees are covered by a collective bargaining agreement with the IWA - Canada. In June 1997, a 10-year agreement was signed with this union. The agreement provides that the new jobs created through the consolidation of distribution and the transfer of remanufacturing operations will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and increasing, over the next 10 years, to a maximum of 80% of that agreement. The Company cannot determine the impact, if any, that the agreements with Mill & Timber and its proposed modifications to the original terms of the second timber sale might have on its contract with the union representing its Canadian plant employees.



ITEM 2. PROPERTIES

Information with respect to the location of the Company's principal locations, which are owned unless otherwise stated, at December 31, 1998 is as follows:

o Seattle, Washington head office complex on two acres, with 13,000 square foot office building and two display models.

o Seattle, Washington business park adjacent to the head office complex on five acres, with 86,000 square feet of concrete tilt-up warehouse. The Company is using approximately 10,000 square feet for storage and office space. The balance of the facility is leased to third parties. At December 31, 1998, approximately 76,000 square feet was under lease to third parties.

o Surrey, British Columbia warehouse and office space on 10 acres of leased land with approximately 51,000 square feet under roof. All home shipments originate from this facility. Also located on the leased land is the sawmill, formerly owned by the Company, which is presently owned by an affiliate of Mill & Timber. The leases for this land are currently on a year to year basis, expiring in January

        2000 and June 1999, and are expected to be renewed in the ordinary course of business. These leases have been renewed regularly since the early 1970's. Until the existing land leases can be bifurcated, the Company will sublet the land, upon which the sawmill is situated, to the Mill & Timber affiliate.

o Renfrew, Ontario facility on 21 acres with 110,000 square feet under roof. The Company is using approximately 7,000 square feet for office and warehouse facilities. The remainder of the facility is leased to third parties.

o Tacoma, Washington leased remanufacturing facility (including dry kilns) on four acres of leased land with approximately 47,000 square feet under roof. Leases on the land and building expire in the year 2000, with annual renewal options through 2003. An additional 24,000 square feet of covered storage is currently being rented on a month-to-month basis.

o Burlington, Washington manufacturing facility on approximately five acres with 88,000 square feet of tilt-up concrete manufacturing, warehouse and office space for the manufacture of windows and sunrooms. The land lease expires in 2024 and is renewable for two consecutive ten-year periods.

o Land for 8 sales locations, including the head office display court, and leased retail space for one design center. Five parcels are owned (four in Washington, one in Michigan) and three parcels are leased (one each in Hawaii, Ontario, Canada and Japan). The Company also owns two parcels of undeveloped land (one each in Washington and Ontario, Canada) that it intends to use for future sales locations. The Company has accepted an offer to sell the sales location in Michigan. This sale is not expected to have a negative impact on the Company's results of operations and is expected to close in March 1999. The retail space leased for the design center is located in California and is subleased to an independent dealer.

o Office space, ranging from 150 square feet to 2,700 square feet per location, is leased in Michigan (one location) for use as regional sales office, and in Washington (two locations) for general office and warehouse use. The leases are either month to month or expire in 1999.

The Central Puget Sound Regional Transit Authority, a governmental agency, has notified the Company that the site occupied by the Company's head office, display court and adjacent business park, in Seattle, Washington, has been identified as the preferred site for the location of a light rail maintenance base. Management is working with the Central Puget Sound Regional Transit Authority to more fully understand and mitigate the potential impact of this site selection on the Company's operations. Currently, management can not adequately determine the extent of the potential impact. However, it is expected that designation as the "preferred" site will have a negative impact on the Company's ability to renew business park leases that expire in 1999. The Central Puget Sound Regional Transit Authority is expected to make its final site selection some time in 1999. In the event that the Central Puget Sound Regional Transit Authority chooses the Company's property as its final site selection for the maintenance base, management believes that the Company will receive fair market value for the property surrendered.

ITEM 3. LEGAL PROCEEDINGS

The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        (a)     Market Information:

                The Company's common stock is traded on the NASDAQ Stock Market under the symbol LNDL. In August 1998, the Company received notification from NASDAQ that its stock no longer met the listing requirements of the NASDAQ National Market. In December 1998, the Company applied to transfer its stock to the NASDAQ Small Cap Market. Management expects that the transfer application will be approved.

                The following table sets forth the reported high and low activity for each quarter of 1998 and 1997 as reported by NASDAQ.

                                                                HIGH              LOW
                                                               ------            -----
                1998
                First Quarter                                  $3.875            3.000
                Second Quarter                                  3.375            2.875
                Third Quarter                                   3.250            1.500
                Fourth Quarter                                  2.375            1.438

                1997
                First Quarter                                   4.625            3.375
                Second Quarter                                  4.375            3.250
                Third Quarter                                   4.500            3.625
                Fourth Quarter                                  4.750            3.500

        (b) Approximate number of shareholders of record, including beneficial shareholders:

                         TITLE OF CLASS                     DECEMBER 31, 1998
                         --------------                     -----------------
                Common Stock of $.01 par value                       379

                At December 31, 1998 the Company had approximately 467 round lot shareholders of beneficial interest.

        (c) No cash dividends were paid in 1998, 1997 or 1996, and the Company does not expect to pay a cash dividend in 1999.

ITEM 6. SELECTED FINANCIAL DATA
        (In thousands, except ratios and per share amounts)

                                                 1998      1997       1996       1995      1994
                                               -------    ------     ------     ------    ------
        Revenue                                $37,719    48,848     46,635     42,311    39,533

        Operating income (loss)                 (1,784)   (3,860)     1,224        653     1,251

        Net earnings (loss)                       (936)   (2,447)     1,506      1,337     1,017

        Net basic and diluted earnings
        (loss) per common share                   (.23)     (.60)       .37        .33       .25

        Total assets                            28,142    31,027     28,900     26,755    26,166

        Working capital                          8,957     9,915     10,814      8,840     8,399

        Long-term debt                           4,604     4,787      1,164      1,216     1,864

        Current ratio                           2.39:1    2.33:1     2.59:1     2.44:1    2.29:1



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's policy is that a cash deposit accompanies all home and sunroom orders and that units be paid in full before shipment or shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Window and material sales are made on terms common to the industry.

The Company pays its vendors within terms and takes advantage of discounts for early payment. Customer deposits for home and sunroom orders and cash from operations are the Company's primary sources of cash.

Traditionally, operations have been the primary source of funds for working capital as well as expansion and facilities acquisitions. With the increase in cash experienced in 1998, the anticipated collection of federal income tax refunds and the elimination of the raw log inventory requirements related to the sawmill, the Company does not anticipate the need to borrow on its line of credit in 1999. As a result, the Company has reduced its line of credit to $1.5 million, which expires March 31, 1999. The line of credit bears interest at the rate of prime plus 1% and is secured by a pledge of specific assets.

In 1997, the Company invested approximately $3.7 million to acquire, expand and equip its new Burlington, Washington manufacturing facility. To partially finance the project, the Company, in November 1997, issued $3.3 million of tax-exempt and $425,000 of taxable Industrial Revenue Bonds. Interest paid on the tax-exempt Industrial Revenue Bonds is tax free to the bondholders and provides preferential interest rates to the Company. The principal of the taxable bonds matures in approximately equal amounts between 1998 and 2001, with the principal of the tax exempt bonds maturing between 2002 and 2017. In 1998, $100,000 of taxable Industrial Revenue Bonds matured. Bond principal (taxable and tax-exempt) matures on an annual basis in amounts which, when combined with interest on the outstanding principal, results in approximately equal annual cash payments of principal and interest.

Under the terms of the Loan Agreement between the Company and the Washington Economic Development Finance Authority, the Company is required to maintain an irrevocable letter of credit. To secure the letter of credit, the Company pledged property, with an aggregate book value at December 31, 1998 of $3.61 million, as collateral. Under the terms of the Reimbursement Agreement between the Company and the issuer of the letter of credit, the Company is obligated to make equal monthly payments each year, the total of which equals the scheduled annual maturities of bond principal plus interest and associated fees for the year. Under the terms of the Reimbursement Agreement and the Company's line of credit, the Company is obligated to meet certain financial and operational covenants. At December 31, 1998, the Company was not in compliance with the tangible net worth covenant. The Company has obtained a non-compliance waiver from the financial institution and is renegotiating the financial covenants in conjunction with the renewal of its line of credit, which expires March 31, 1999. The Company expects to successfully renegotiate the covenants relating to the letter of credit and the line of credit. See notes 4 and 5 on pages 32 and 33 respectively of the notes to the consolidated financial statements.

CASH FLOW

Cash and cash equivalents increased $1.17 million (51%) to $3.46 million at December 31, 1998 from $2.29 million at December 31, 1997. This increase is primarily due to cash provided by operating activities of $1.77 million and the effect of currency exchange rates of $120,000, which was offset by cash used in investing and financing activities of $550,000 and $170,000 respectively.

Cash flow from operating activities for 1998 was $1.77 million compared to $2.58 million cash used by operations in 1997. In 1998, cash was provided by decreases in inventory of $2.69 million and non-cash charges of $1.42 million, while cash was used by decreases in current liabilities of $1.1 million, the net loss of $940,000, increases in account and notes receivable of $270,000 and other items of $30,000. In 1997, cash was provided by decreases in inventory and prepaid expenses of $150,000 and non-cash charges of $1.72 million, while increases in account and notes receivables of $1.29 million, the net loss of $2.45 million, decreases in current liabilities of $510,000 and other items of $200,000 used cash.

Cash flows from investing activities used $550,000 of cash in 1998 compared to using $780,000 of cash in 1997. In 1998, $660,000 of cash was used to purchase fixed assets, while other investing activities provided cash of $110,000. In 1997, $2.7 million of cash was provided by net liquidations of short-term investments, and $1.5 million of cash was provided by the sale of fixed assets, while $5.05 million of cash was used to purchase fixed assets. Other investing activities provided cash of $70,000.

Cash flows from financing activities used $170,000 of cash in 1998 compared to providing $3.85 million cash in 1997. In 1998, repayment of long-term debt used $180,000 of cash, while other financing activities provided $10,000 of cash. In 1997, the issuance of the Industrial Revenue Bonds provided $3.73 million of cash while other financing activities provided $120,000 of cash.

Currency fluctuation increased cash by $120,000 and $520,000 in 1998 and 1997, respectively.

The Central Puget Sound Regional Transit Authority, a governmental agency, has notified the Company that the site occupied by the Company's head office, display court and adjacent business park, in Seattle, Washington, has been identified as the preferred site for the location of a light rail maintenance base. Management is working with the Central Puget Sound Regional Transit Authority to more fully understand and mitigate the potential impact of this site selection on the Company's operations. Currently, management can not adequately determine the extent of the potential impact. However, it is expected that designation as the "preferred" site will have a negative impact on the Company's ability to renew business park leases that expire in 1999. The Central Puget Sound Regional Transit Authority is expected to make its final site selection some time in 1999. In the event that the Central Puget Sound Regional Transit Authority chooses the Company's property as its final site selection for the maintenance base, management believes that the Company will receive fair market value for the property surrendered.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS No. 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement is effective for financial statements for years beginning after June 15, 1999. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.

YEAR 2000

The Year 2000 problem is the result of computer programs and hardware being developed that utilizes two digits rather than four to define the applicable year. The consequences of this issue may include failure of information technology systems and interruption of business processes.

The problem exists for many kinds of hardware and software. Any system, used by the Company, its dealers or vendors, that have time-sensitive software or hardware may recognize a date using "00" as 1900 rather than the year 2000.

The Year 2000 issues affects the Company's internal systems, including information technology (IT) and non-IT systems such as its integrated manufacturing and accounting system, computer operating systems, voice and electronic communication systems, server and PC software and hardware, drafting systems, database systems and other software and hardware based systems.

The Company is still in the process of completing an assessment of the readiness of its internal systems for handling the Year 2000. However, the assessment of the Company's integrated manufacturing system, its core business system, has been completed and the software has been upgraded to a Year 2000 certified compliant version. Internal testing of the upgraded software is scheduled for the spring of 1999.

The Company's assessment of other, less vital internal systems in ongoing. Those remaining IT and non-IT systems that are not Year 2000 ready will either be upgraded to Year 2000 compliant versions of the same software or hardware, or new Year 2000 compliant software and/or hardware will be acquired and implemented.

Management currently believes that the internal assessment will be completed and remediation steps identified by the end of the first quarter of 1999. Management expects that the remediation process will be completed by the end of the second quarter of 1999 and final testing will be completed in the fourth quarter of 1999. Management believes all material internal systems will be compliant by the Year 2000 and that the cost to address the issue will not be material. Nevertheless, the Company will create contingency plans for certain internal systems, as Year 2000 compliance can not be definitively determined.

All organizations must assess the effect the Year 2000 issue will have on their third party supply chain. The Company has identified its key vendors and is surveying key third parties to understand their ability to continue providing services and products through the change to Year 2000. The Company will create contingency plans for these key vendors.

The Company is continuing its assessment of other third party vendors and will develop contingency plans that include the identification of alternate suppliers. Management currently expects that the assessment of third party vendors will be completed in the third quarter of 1999 and that its contingency plans will be completed in the fourth quarter of 1999.

The Company is also working with its dealers to determine their ability to sell the Company's products through the Year 2000. The Company will partner with them if necessary, to avoid any business interruptions in 2000.

Until the Company completes its internal, vendor and dealer assessments, it can not determine its most likely, worst case, Year 2000 scenario, nor adequately describe appropriate contingency plans.

Any software or hardware costs involved with Year 2000 remediation will either be charged to expense as incurred or capitalized, depending on the circumstances of each case. Internal staff costs involved in Year 2000 issues will not be incremental, but rather represent the re-deployment of existing resources. Such internal staff costs will be expensed as incurred. Unamortized capital costs of previously acquired software and hardware will be accelerated over the estimated period of utility and any remaining unamortized capital costs at the date the hardware or software is abandoned due to Year 2000 issues will be written off. Management believes that the costs related to the Year 2000 issue will not be material.


RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

GENERAL

Overall, Company operations improved considerably in 1998. While home sales revenues were down from 1997 levels, primarily due to market resistance of the price increases implemented in 1997 and 1998, the Company successfully implemented several new programs. In January 1999, the Company introduced the new Select product line, which was test marketed in 1998. While market response will take time to develop, management believes this new product will increase sales on a long-term basis. The Company also implemented design and specification changes that will lower the final constructed cost of its existing line of homes, which management believes will also benefit sales volume on a long-term basis. Management negotiated the sale of its Surrey, British Columbia sawmill in exchange for a conditional long-term guaranteed cedar supply agreement. Management believes this will benefit the Company by securing a supply of cedar at market prices, possibly more favorable than the cost of producing the cedar lumber internally. Management also established a new joint venture agreement for the planning, management of harvesting, and marketing of logs from its second timber sale. Management implemented programs to increase the timeliness and accuracy of its services and distribution systems. Management implemented an aggressive cost containment program that drove down manufacturing and operating costs from 1997 levels. Finally, in 1998 the Company experienced some softening of wood prices which, combined with the 1998 and 1997 price increases, has improved the Company's gross margins and restored material costs to more reasonable levels.

REVENUE

Overall, revenue decreased $11.13 million (23%) to $37.72 million in 1998 from $48.85 million in 1997. Home and sunroom revenue decreased $7.84 million (20%) to $31.38 million in 1998 from $39.22 million in 1997. Home revenue decreased $7.42 million (20%) to $29.52 million in 1998 from $36.94 million in 1997, while sunroom revenue decreased $420,000 (18%) to $1.86 million in 1998 from $2.28 million in 1997. The number of home units shipped decreased 134 (26%) to 375 units in 1998 from 509 units in 1997. The average revenue per home increased 8% to $78,700 in 1998 from $72,600 in 1997. Size and value of a home is a function of customer preference and may change somewhat from period to period. The Access home (the base price of which is 25%-30% less than the traditional Cedar Frame product) accounted for 46% of home sales revenue and 54% of home units shipped in 1998 compared to 34% of home sales revenue and 43% of home units shipped in 1997.

Management believes the decrease in home units shipped and home dollar sales volume is primarily due to the cumulative effect of prices increases implemented in 1997 and 1998 to partially offset the elevated material prices experienced in late 1996, 1997 and early 1998.

During 1998, the Company announced one price increase that became fully effective in the third quarter of 1998.

All other revenue sources, primarily material sales, decreased $3.29 million (34%) to $6.34 million in 1998 from $9.63 million in 1997. This is primarily due to decreased sales of green cedar lumber and chips which resulted from the closure in 1997 and the sale in 1998 of the Company's sawmill. The sawmill operated for approximately a three-week period in 1998 compared to approximately 11 months in 1997. Since most of the sawmill output is sold on the open lumber market, there was less lumber and chips sold during 1998 than in 1997.

MATERIAL COSTS

In general, the Company continues to experience elevated costs for lumber and wood products, especially for cedar, the primary material used in the Company's homes over historic levels. The elevated lumber and wood product costs, including the cost of cedar, have not been fully offset by the price increases implemented in 1997 and 1998.

However, during 1998, the Company experienced a gradual softening of costs for many of the forest products included in its home packages, including premium framing lumber. While there was softening of costs for green cedar lumber, the cost decreases experienced in 1998 did not fully offset the dramatic cost increases experienced in 1997 for cedar logs and green cedar lumber.

As a percent of revenue, material costs decreased to 51.3% of revenue in 1998 from 57% of revenue in 1997. Material costs peaked in the fourth quarter of 1997 at 61% of revenue. The decrease in material costs as a percentage of revenue is due to softening of wood costs, decreased lumber sales and the cumulative effect of the price increases implemented in 1997 and 1998. Overall, the elevated material costs have been partially offset by the price increases.

Material costs decreased $8.47 million (30%) to $19.36 million in 1998 from $27.83 million in 1997 on 134 fewer home shipments and, due to the closure and sale of the sawmill, a decrease in the amount of cedar lumber sold. Since most of the sawmill output is sold on the open lumber market, there was less lumber sold during 1998 than in 1997.

OTHER COSTS OF GOOD SOLD

Non-material costs included in the cost of goods sold decreased $3.53 million (25%) to $10.74 million in 1998 from $14.27 million in 1997. This is largely due to the cost reductions related to closure of the sawmill and the classification of certain 1998 sawmill holding costs as operating expenses, which reduced non-material cost of goods sold by $2.42 million (27%). In addition, plant labor, plant supervision and related expenses decreased an additional $350,000 (6%) from 1997 levels primarily due to the reduced volume of sales and the Company's cost containment program. Customer service costs decreased $640,000 (41%), while other changes in non-material costs of goods sold totaled a net decrease of $120,000 (2%) from year ago levels. The decrease in customer service costs reflects the improved efficiency in the Company's operational performance.

GROSS PROFIT

The cumulative effect of price increases, lower non-material costs of goods sold, and general softening of costs in the wood supply market increased gross profit to 20.2% of revenue in 1998 compared to 13.8% of revenue in 1997.

The mix of home units sold also impacts gross profit. As a percent of total units sold, home units sold for Cedar Frame, Access and Cedar: Solid for 1998 and each of the two preceding years is presented in the table below:

             HOME PRODUCT                      1998        1997        1996
             ------------                      ----        ----        ----
             Cedar Frame                       41%         45%         55%
             Access                            54%         43%         33%
             Cedar: Solid                       5%         12%         12%

Although the Access home (the base price of which is 25% - 30% less than the Cedar Frame home) has lower material costs than the Cedar Frame, the dollar gross margin is lower as well.

OPERATING EXPENSES

The Company's sawmill, located in Surrey, British Columbia, was closed and did not operate during the majority of 1998. However, during the closure, the Company incurred costs associated with maintaining the sawmill in a state of operational readiness. Such costs included fixed expenses, such as land rents, utilities, maintenance, storage costs, maintaining a skeleton crew and certain union related obligations. In addition, the Company incurred certain costs associated with the sale of the sawmill and its related assets. In 1998, the Company recorded pre-tax sawmill charges of $770,000. In 1997, the Company recorded pre-tax restructuring and valuation charges of $810,000. Of this amount, $600,000 related to the write-down of the financial statement carrying value of the sawmill. The remainder related to the costs associated with the consolidation of window and sunroom operations into the Burlington, Washington facility.

Including 1998 sawmill charges and 1997 restructuring and valuation charges, total operating expenses decreased $1.21 million (11%) to $9.4 million in 1998 from $10.61 million in 1997.

Selling and general and administrative expenses decreased $1.03 million (11%) to $8.16 million in 1998 from $9.19 million in 1997. Selling and general and administrative expenses were 21.6% of revenue in 1998 compared to 18.8% of revenue in 1997.

Selling expenses decreased $190,000 (4%) to $4.18 million in 1998 from $4.37 million in 1997. This is primarily due to decreases in payroll, commissions and payroll related expenses of $60,000, reductions in travel expenses of $50,000, reduction in recruitment expenses of $50,000 and reduction in seminar and related expenses of $70,000. Selling expense were 11.1% of revenue in 1998 compared to 8.9% of revenue in 1997.

General and administrative expenses decreased $830,000 (17%) to $3.99 million in 1998 from $4.82 million in 1997. This reduction is primarily due to reductions in payroll and related expenses of $560,000 and reductions in the provision for doubtful accounts of $80,000. These reductions were the result of the aggressive cost containment program implemented by the Company in 1998. General and administrative expenses were 10.6% of revenue in 1998 compared to 9.9% of revenue in 1997.

Display court expenses decreased $150,000 (24%) to $470,000 in 1998 from $620,000 in 1997. This was largely due to reductions in payroll and compensation related expenses and reductions in certain amortization costs.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $220,000 (31%) to $500,000 in 1998 from $720,000 in 1997. In 1997, the Company recorded a pre-tax gain of $470,000 from the sale of its Kent, Washington distribution facility. Exclusive of this gain, other income increased $250,000 (100%) from $250,000 in 1997. This increase was primarily due to gains from foreign currency transactions of $320,000 and increased rental income of $50,000, which were offset by increased interest expense of $190,000. The increased interest expense is primarily due to increased 1998 interest expense from the Industrial Revenue Bonds issued in November 1997.

INCOME TAX BENEFIT

In 1998, the Company incurred losses from operations in both the United States and Canada. Losses, before income tax benefit, from operations in the United States totaled $1.1 million, which provided a tax benefit of $340,000. Losses, before income tax benefit, from Canadian subsidiary operations totaled $190,000, which provided a tax benefit of $10,000. The Company did not recognize a tax benefit from the 1998 Canadian losses due to the inability to carryback the net operating losses and the uncertainty of utilizing the net operating loss carryforward against future taxable Canadian income.

In 1998, the overall income tax benefit was $350,000 for an effective tax rate of 27% compared to an overall income tax benefit of $690,000 for an effective tax rate of 22% in 1997.


                     YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUE

Revenue increased $2.21 million (5%) to $48.85 million in 1997 from $46.64 million in 1996. Home and sunroom revenue increased $560,000 (1%) to $39.22 million in 1997 from $38.66 million in 1996. Home revenue increased $910,000 (3%) to $36.94 million in 1997 from $36.03 million in 1996, while sunroom revenue decreased $350,000 (13%) to $2.28 million in 1997 from $2.63 million in 1996.

The number of home units shipped decreased slightly (1%) to 509 in 1997 from 512 in 1996. The average revenue per home increased 3% to $72,600 from $70,200 in 1996. Size and value of a home is a function of customer preference and may change somewhat from period to period. The Access home (the base price of which is 25% - 30% less than the traditional Cedar Frame product) accounted for 34% of home sales revenue and 43% of home units shipped in 1997 compared to 22% of home sales revenue and 33% of home units shipped in 1996.

All other revenue sources, primarily material sales, increased $1.66 million (21%) to $9.63 million in 1997 from $7.97 million in 1996. The increase was primarily due to increased sales of lumber, chips and windows.

To help offset escalating wood costs the Company announced two graduated price increases in 1997. The first was an increase of 4.5% that became fully effective in the third quarter of 1997; the second was a 3.5% increase that became fully effective in the first quarter of 1998.

MATERIAL COSTS

During 1997, the Company experienced escalating costs for many of the forest products included in its home packages, especially cedar. Measured in Canadian dollars, the cost of the standard cedar log the Company purchased for its sawmill increased $50 (100%) per cubic meter from a low of $50 per cubic meter in January 1997 to a high of $100 per cubic meter in June 1997. The cost of the standard cedar log fell slightly to $85 per cubic meter by November 1997, an increase of $35 (70%) from the January 1997 low. While the Company experienced some softening in the cost of premium framing lumber from the 1997 peak level, it only partially offset the dramatic increases in the cost of cedar logs and lumber.

Material costs increased $5.01 million (22%) to $27.83 million in 1997 from $22.82 million in 1996 with approximately the same number of home shipments in both years. As a percent of revenue, material costs increased to 57% in 1997 from 49% in 1996, reaching a peak of 61% of revenue in the fourth quarter of 1997.

OTHER COSTS OF GOODS SOLD

Non-material costs included in the cost of goods sold, increased $1.34 million (10%) to $14.27 million in 1997 from $12.93 million in 1996. The increase is primarily due to customer service costs, which increased $640,000 (69%) from 1996 to 1997 and plant labor and related expenses, which increased $530,000 (10%) from 1996 to 1997. The increase in customer service and plant labor and related expenses was largely due to disruptions caused by the consolidation of operations into the Burlington, Washington and Surrey, British Columbia facilities, and an increase in warranty claims.

GROSS PROFIT

Despite the 1997 price increase of 4.5%, which became fully effective in the third quarter of 1997, gross profit decreased to 13.8% of revenue in 1997 from 23.3% of revenue in 1996, primarily due to increased material costs, increased warranty costs and increased costs from the consolidation of operations.

OPERATING EXPENSES

In the fourth quarter of 1997, the Company recorded pre-tax restructuring and valuation charges of $620,000. Of this amount, $600,000 related to the write-down of the financial statement carrying value of its Surrey, British Columbia sawmill. The remainder of the restructuring and valuation charges was due to the consolidation of operations into the Burlington, Washington and Surrey, British Columbia facilities. Overall, in 1997, the Company recorded total pre-tax restructuring and valuation charges of $810,000.

Including the restructuring and valuation charges, selling and general and administrative expenses increased $960,000 (11%) to $9.99 million in 1997 from $9.03 million in 1996. Exclusive of the restructuring and valuation charges, selling and general and administrative expenses increased $160,000 (2%) to $9.19 million in 1997 from $9.03 million in 1996. As a percent of revenue, selling and general and administrative expenses, including restructuring and valuation charges, were 20.5% in 1997 compared to 19.4% in 1996. Exclusive of restructuring and valuation charges, selling and general and administrative expenses, as a percent of revenue were 18.8% in 1997 compared to 19.4% in 1996.

Total operating expenses, including display court and restructuring and valuation charges, increased $950,000 (10%) to $10.61 million in 1997 from $9.66 million in 1996. Exclusive of restructuring and valuation charges, total operating expenses increased $140,000 (1%) to $9.8 million in 1997 from $9.66 million in 1996. As a percent of revenue, total operating expenses, including restructuring and valuation charges, were 21.7% in 1997 compared to 20.7% in 1996. Exclusive of restructuring and valuation charges, total operating expenses, as a percent of revenue were 20% in 1997 compared to 20.7% of revenue in 1996.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $220,000 (23%) to $720,000 in 1997 from $940,000 in 1996, primarily due to decreased rental income of $60,000, decreased interest income of $100,000 and decreased interest expense of $20,000. Other income includes the pre-tax gain on the sale of the Kent, Washington distribution facility of $470,000 in 1997 and the pre-tax gain on the sale of the Marysville, Washington property of $300,000 in 1996.


INCOME TAX EXPENSE (BENEFIT)

In 1997, the Company incurred losses from operations in both the United States and Canada. Losses, before income tax benefit, from operations in the United States totaled $2.46 million, which provided a tax benefit of $760,000. Losses, before income tax benefit, from Canadian subsidiary operations totaled $690,000. In 1997, the Company recognized a net tax expense of $70,000 from Canadian operations and did not recognize a tax benefit from the 1997 Canadian losses due to the inability to carryback the net operating losses and the uncertainty of utilizing the net operating loss carryforward against future taxable Canadian income. In 1997, the income tax benefit was $690,000 for an effective tax rate of 22% compared to an income tax expense of $660,000 for an effective tax rate of 31% in 1996.


OTHER MATTERS

Statements contained in this report that are not based on historical facts are forward looking statements subject to uncertainties and risks including but not limited to: the consolidation of operations, trade and governmental actions, changing economic conditions, trends in the housing industry, availability of raw materials, material cost fluctuations, labor costs, product acceptance, the ability to obtain new orders and recruit new dealers, and demographic influences.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are commodity lumber prices and foreign currency exchange rates.

The Company, from time to time, enters into futures contracts to hedge future purchases of specific types and grades of non-cedar lumber with the objective of reducing risk due to market fluctuations. The aggregate commitment underlying the Company's futures contracts and deferred losses from hedged lumber were not material at December 31, 1998. Such losses in fair value, if realized, would be reduced by lower costs of the lumber purchased at market value.

The Company is subject to foreign currency exchange rate exposure, primarily related to Canadian operations and the sale of homes to Canadian customers. Historically, this exposure has had a minimal impact on the Company. Home sales into countries other than Canada are made in U.S. dollars. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The Company's exposure to changes in interest rates is minimal. Interest on short-term investments of less than 90 days is based on market interest rates. At December 31, 1998, the Company's investment in fixed rate instruments was not material. All of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate. At December 31, 1998, the Company had no amounts owing on the line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements are listed in the index to the consolidated financial statements and schedule on page 19 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in the Registrant's 1999 Proxy Statement, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the Registrant's 1999 Proxy Statement, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Registrant's 1999 Proxy Statement, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the Registrant's 1999 Proxy Statement, and is incorporated by reference. See also notes 6(d) and 10 to the consolidated financial statement on pages 36 and 42 of this report for information regarding related party transactions.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

        (a) Financial Statements and Financial Statement Schedule: See page 19 for the index to consolidated financial statements and schedule.

        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report

        (c)     Exhibits:

                            LINDAL CEDAR HOMES, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                        Consolidated Financial Statements

                                                                                  PAGES
                                                                                  -----
Independent Auditors' Report                                                           20

Consolidated Balance Sheets as of December 31, 1998 and 1997                           22

Consolidated Statements of Operations for each of the years in the
   three-year period ended December 31, 1998                                           23

Consolidated Statements of Stockholders' Equity for each of the years in
   the three-year period ended December 31, 1998                                       24

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended December 31, 1998                                           25

Notes to the Consolidated Financial Statements                                    26 - 45

                                        Schedule

Schedule II - Valuation and Qualifying Accounts                                        46

All other schedules are omitted because they are not required or because the information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Lindal Cedar Homes, Inc.:


We have audited the accompanying consolidated financial statements of Lindal Cedar Homes, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindal Cedar Homes, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Seattle, Washington
February 23, 1999

                        CONSOLIDATED FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)


                                ASSETS                                              1998             1997
                                                                                  --------         --------
Current assets:
    Cash and cash equivalents                                                     $  3,457            2,286
    Short-term investments                                                              72               77
    Receivables:
      Trade                                                                          1,839            2,087
      Current installments of long-term notes receivable                               204              229
      Refundable income taxes                                                        1,420            1,052
                                                                                  --------         --------
                                                                                     3,463            3,368
      Less allowance for doubtful receivables                                          320              316
                                                                                  --------         --------
              Net receivables                                                        3,143            3,052
    Inventories                                                                      7,120           10,078
    Promotional materials                                                              844            1,182
    Prepaid expenses                                                                   358              198
    Deferred income taxes                                                              386              482
                                                                                  --------         --------
              Total current assets                                                  15,380           17,355
Long-term notes receivable, excluding current installments and
    net of allowance of $169 in 1998 and $145 in 1997                                  697            1,045
Property, plant and equipment, net                                                  11,426           12,029
Other assets, at cost less accumulated amortization
    of $665 in 1998 and $553 in 1997                                                   639              598
                                                                                  --------         --------
                                                                                  $ 28,142           31,027
                                                                                  ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term debt                                        $    190              180
    Accounts payable                                                                 1,437            2,841
    Accrued salaries and wages                                                          85              285
    Other accrued expenses                                                             771              864
    Customer deposits                                                                3,940            3,270
                                                                                  --------         --------
              Total current liabilities                                              6,423            7,440
Long-term debt, excluding current installments                                       4,604            4,787
Deferred income taxes                                                                  325              352
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value.  Authorized 10,000,000 shares; issued and outstanding 4,126,011 shares in 1998 and
    4,118,446 shares in 1997                                                            41               41
    Additional paid-in capital                                                      16,049           16,033
    Accumulated other comprehensive loss                                            (1,450)            (712)
    Retained earnings                                                                2,150            3,086
                                                                                  --------         --------
              Total stockholders' equity                                            16,790           18,448
                                                                                  --------         --------
                                                                                  $ 28,142           31,027
                                                                                  ========         ========


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


                                                               1998             1997             1996
                                                             --------         --------         --------
Revenue                                                      $ 37,719           48,848           46,635
Cost of goods sold                                             30,100           42,097           35,755
                                                             --------         --------         --------
            Gross profit                                        7,619            6,751           10,880
Operating expenses:
    Selling, general and administrative expenses                8,163            9,186            9,032
    Display court expenses                                        472              618              624
    Sawmill costs                                                 768               --               --
    Restructuring and valuation charges                            --              807               --
                                                             --------         --------         --------
            Total operating expenses                            9,403           10,611            9,656
                                                             --------         --------         --------
            Operating income (loss)                            (1,784)          (3,860)           1,224
Other income (expense):
    Rental income                                                 356              307              363
    Interest income                                               165              177              275
    Interest expense                                             (337)            (152)            (133)
    Other, net                                                    314              387              439
                                                             --------         --------         --------
            Other income, net                                     498              719              944
                                                             --------         --------         --------
            Earnings (loss) before income tax expense          (1,286)          (3,141)           2,168
Income tax expense (benefit)                                     (350)            (694)             662
                                                             --------         --------         --------
            Net earnings (loss)                              $   (936)          (2,447)           1,506
                                                             ========         ========         ========


Net earnings (loss) per common share - basic and diluted     $   (.23)            (.60)             .37
                                                             ========         ========         ========



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                          (Dollar amounts in thousands)

                                                                                ACCUMULATED
                                            NUMBER                  ADDITIONAL     OTHER                       TOTAL
                                           OF SHARES     COMMON       PAID-IN  COMPREHENSIVE    RETAINED    STOCKHOLDERS'
                                          OUTSTANDING     STOCK       CAPITAL   INCOME (LOSS)   EARNINGS       EQUITY
                                          -----------   ---------   ---------- --------------   ---------   -------------
Balances at December 31, 1995              4,060,139    $      41       15,856         (644)        4,027        19,280
   Stock options exercised and shares
     issued through the Employee Stock
     Purchase Plan                            16,691           --           41           --            --            41
   Issuance of restricted stock                5,000           --           19           --            --            19
   Comprehensive income:
     Net earnings                                 --           --           --           --         1,506         1,506
     Other comprehensive loss - foreign
       currency translation adjustment            --           --           --         (104)           --          (104)
                                           ---------    ---------    ---------    ---------     ---------     ---------
           Total comprehensive income             --           --           --         (104)        1,506         1,402
                                           ---------    ---------    ---------    ---------     ---------     ---------
Balances at December 31, 1996              4,081,830           41       15,916         (748)        5,533        20,742
   Stock options exercised and shares
     issued through the Employee Stock
     Purchase Plan                            32,616           --          102           --            --           102
   Issuance of restricted stock                4,000           --           15           --            --            15
   Comprehensive income (loss):
     Net loss                                     --           --           --           --        (2,447)       (2,447)
     Other comprehensive income - foreign
       currency translation adjustment            --           --           --           36            --            36
                                           ---------    ---------    ---------    ---------     ---------     ---------
           Total comprehensive loss               --           --           --           36        (2,447)       (2,411)
                                           ---------    ---------    ---------    ---------     ---------     ---------
Balances at December 31, 1997              4,118,446           41       16,033         (712)        3,086        18,448
   Shares issued through the Employee
     Stock Purchase Plan                       2,565           --            5           --            --             5
   Issuance of restricted stock                5,000           --           11           --            --            11
   Comprehensive income (loss):
     Net loss                                     --           --           --           --          (936)         (936)
     Other comprehensive loss - foreign
       currency translation adjustment            --           --           --         (738)           --          (738)
                                           ---------    ---------    ---------    ---------     ---------     ---------
           Total comprehensive loss               --           --           --         (738)         (936)       (1,674)
                                           ---------    ---------    ---------    ---------     ---------     ---------
Balances at December 31, 1998              4,126,011    $      41       16,049       (1,450)        2,150        16,790
                                           =========    =========    =========    =========     =========     =========



See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                          (Dollar amounts in thousands)

                                                                                 1998        1997        1996
                                                                                -------     -------     -------
Cash flows from operating activities:
   Net earnings (loss)                                                          $  (936)     (2,447)      1,506
   Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities:
       Depreciation, amortization and valuation of plant and equipment            1,051       1,685         949
       Amortization of display homes and other assets                               286         338         394
       Loss (gain) on disposal of property, plant and equipment                       6        (442)       (407)
       Deferred income tax expense (benefit)                                         69         121         (51)
       Compensation expense related to restricted stock                              11          15          19
       Change in operating assets and liabilities:
         Net receivables                                                           (521)       (903)        522
         Inventories                                                              2,688         116      (2,390)
         Prepaid expenses and promotional materials                                 110          36       1,218
         Current liabilities other than current installments of long-term
           debt                                                                  (1,104)       (508)       (638)
       Notes receivable decrease (increase) related to operating activities         252        (389)       (331)
       Increase in other assets related to operating activities                    (142)       (198)         --
                                                                                -------     -------     -------
             Net cash provided by (used in) operating activities                  1,770      (2,576)        791
Cash flows from investing activities:
   Purchase of short-term investments                                               (74)       (139)     (6,870)
   Sale of short-term investments                                                    74       2,838       5,806
   Cash received for repayment of notes (not related
     to the sale of homes)                                                          166         127          60
   Cash received from sale of property, plant and equipment                          --       1,499       1,543
   Additions to property, plant and equipment                                      (659)     (5,053)     (1,625)
   Other                                                                            (57)        (48)        (50)
                                                                                -------     -------     -------
             Net cash used in investing activities                                 (550)       (776)     (1,136)
Cash flows from financing activities:
   Proceeds from exercise of stock options and stock purchased
     through the Employee Stock Purchase Plan                                         5         102          41
   Repayment of long-term debt                                                     (182)        (59)        (50)
   Additions to long-term debt                                                       10       3,810          --
                                                                                -------     -------     -------
             Net cash provided by (used in) financing activities                   (167)      3,853          (9)
Effect of exchange rates on cash and cash equivalents                               118         523         (45)
                                                                                -------     -------     -------
             Net increase (decrease) in cash and cash equivalents                 1,171       1,024        (399)
Cash and cash equivalents at beginning of year                                    2,286       1,262       1,661
                                                                                -------     -------     -------
Cash and cash equivalents at end of year                                        $ 3,457       2,286       1,262
                                                                                =======     =======     =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                                   $   331         121         133
     Income taxes                                                                    62          30       1,229
                                                                                =======     =======     =======

Noncash investing and financing activities:
   Acquisition of model home in exchange for receivable and liability
     assumption                                                                 $   393          --          --
                                                                                =======     =======     =======


See accompanying notes to consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


(1)     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        (a)     DESCRIPTION OF BUSINESS

                Lindal Cedar Homes, Inc. and subsidiaries (collectively, the Company) manufactures and distributes high quality, custom cedar home packages and sunrooms to customers, domestically and internationally, through its network of approximately 170 independent dealers. In addition, the Company remanufactures standard dimensional cedar lumber. A portion of the cedar lumber is combined with other purchased forest products and building materials into home packages. The remaining cedar lumber is sold to third parties. The Company generally requires cash deposits upon placement of an order and final payment upon shipment of the home package or sunroom.


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


        (d)     CONCENTRATIONS

                The Company extends credit on the sale of windows and other materials in the normal course of business. There are no individual accounts that account for greater than 10% of accounts receivable.

                Notes receivable consist primarily of loans to dealers and are generally secured by property, primarily model homes. Loans to five dealers make up approximately 67% and 50% of the net notes receivable balance at December 31, 1998 and 1997. There are no other individual balances greater than 10% of the net notes receivable balance.

                The Company can obtain its materials from several sources and is not dependent on any individual supplier.


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


        (e)     FOREIGN CURRENCY

                Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, stockholders' equity at historical rates, and revenue and expenses at weighted-average rates during the year. The resulting translation adjustment is reported as a component of other comprehensive income or loss. Foreign exchange transaction gains (losses) were $319 in 1998, $(56) in 1997 and $0 in 1996 and are included in other income and expense.


        (f)     CASH EQUIVALENTS

                The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents consisted primarily of time deposits of $0 in 1998 and $1,043 in 1997.


        (g)     SHORT-TERM INVESTMENTS

                Short-term investments consist of securities maturing within one year, and are classified as available-for-sale. Accordingly, these investments are carried at fair value, and the Company records any unrealized holding gains and losses, net of income taxes, as a separate component of stockholders' equity.


        (h)     FINANCIAL INSTRUMENTS

                The estimated fair value of the Company's financial instruments, using available market information, approximates their recorded value. The estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions may have a material effect on the estimated fair value amounts.

                The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Futures and option contracts are used to manage well-defined commodity price risks on non-cedar lumber used in home packages.

                Deferred gains or losses under futures and option contracts are included on a net basis in the carrying amounts of inventories in the consolidated balance sheet.

                At December 31, 1998, the Company had 19 futures contracts with broker-dealers of approximately $46 maturing through July 1999 with a net deferred gain of $11. The Company is exposed to, but does not anticipate, credit loss in the event of nonperformance by the other parties to the contracts. The Company does not obtain or provide collateral or other security to support the contracts.



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


        (i)     INVENTORIES

                Inventories are stated at the lower of cost (principally first-in, first-out) or market (net realizable value).

                The Company has erected display homes in various metropolitan and recreational areas for display to the public and has adopted the policy of charging the original cost (net of 20% estimated residual value) of such homes against income annually. It is also the Company's policy to offer for sale and to sell the display homes at prices below normal retail, but generally approximating recorded valuations plus a normal gross profit; therefore, the display homes are included in inventories at the lower of amortized cost or net realizable value. At the time of sale, any remaining unamortized amounts are charged to cost of goods sold.


        (j)     PROMOTIONAL MATERIALS

                Promotional materials consist primarily of the Company's plan book and are stated at the lower of cost (principally first-in, first-out) or market (net realizable value).


        (k)     PROPERTY, PLANT AND EQUIPMENT

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


        (l)     IMPAIRMENT OF LONG-LIVED ASSETS

                The Company assesses the recoverability of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be unrecoverable, the write-down to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


        (m)     INCOME TAXES

                The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that will more likely than not be realized.

                No provision has been made for U.S. Federal income taxes on the undistributed earnings of the Company's foreign subsidiaries as it is management's intention to reinvest such earnings indefinitely or to distribute them in a manner which will not generate significant additional taxes. At December 31, 1998, the Company's cumulative undistributed earnings of the subsidiaries for which Federal income taxes have not been provided was $197.


        (n)     ADVERTISING

                The Company expenses advertising costs when the related advertising first takes place. The Company recognized advertising expense of $1,306 in 1998, $1,206 in 1997 and $1,264 in 1996.


        (o)     NET EARNINGS (LOSS) PER SHARE

                Basic net earnings per share is computed using the weighted average number of common shares outstanding. Diluted net earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.


        (p)     STOCK BASED COMPENSATION

                The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans for employees. Accordingly, the Company does not recognize compensation expense for options and stock purchase rights granted to employees with an exercise price equal to or in excess of the fair value of the related common stock at the date of grant. Note 6 to the consolidated financial statements contains a summary of pro forma results of operations for 1998, 1997 and 1996 as if the Company had recognized compensation expense based on the fair value of the options and stock purchase rights granted at grant date as required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation.




                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


        (q)     COMPREHENSIVE INCOME (LOSS)

                In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components. Comprehensive income measures all changes in equity of an enterprise that do not result from transactions with owners. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were only reported separately in shareholders' equity, to be included in the determination of comprehensive income (loss).


        (r)     SEGMENT INFORMATION

                In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units.


        (s)     RECLASSIFICATIONS

                Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.


(2)     INVENTORIES

        A summary of inventories at December 31 follows:

                             1998        1997
                           -------      -----
        Raw materials      $ 1,639      2,992
        Work-in-process      2,474      3,092
        Finished goods       2,226      3,495
        Display homes          781        499
                           -------      -----
                           $ 7,120     10,078
                           =======     ======



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)



(3)     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 consists of the following:

                                                               1998           1997
                                                              -------        -------
        Buildings and leasehold improvements                  $10,286         10,823
        Equipment                                               3,349          5,195
        Furniture and fixtures                                  4,372          4,091
                                                              -------        -------
                                                               18,007         20,109
        Less accumulated depreciation and amortization          8,745         10,265
                                                              -------        -------
                                                                9,262          9,844
        Land                                                    2,164          2,185
                                                              -------        -------
                   Property, plant and equipment, net         $11,426         12,029
                                                              =======        =======


        Due to the unfavorable cedar market conditions that existed in 1997, management temporarily closed its Surrey, British Columbia, Canada sawmill operations in the fourth quarter of 1997 and after opening briefly in the first quarter of 1998, decided to temporarily close the sawmill until the market for cedar logs and green and finished cedar lumber improved. Management expected these market conditions to continue for some indefinite time period and believed that 1997 sawmill operating losses were indicative of expected future operating results. In 1997, management concluded that the carrying value of the sawmill and related equipment exceeded the estimated future positive cash flows from the sawmill. As a result, the Company recorded, as a part of its restructuring and valuation charge, a $595 writedown in the carrying value of the sawmill and related equipment to their estimated fair values of zero in the fourth quarter of 1997.

        As a result of the continuing unfavorable market conditions for cedar lumber, the Company in the fourth quarter of 1998 sold the sawmill, related equipment and other related assets in exchange for a long-term cedar supply contract and cash of $426. The holding costs of the sawmill during 1998 and the loss on the sale of the sawmill and related assets totaled $768 and is included as operating expense in the 1998 consolidated statement of operations.



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)



(4)     LONG-TERM DEBT

        Long-term debt at December 31 consists of the following:

                                                                          1998          1997
                                                                         ------         -----
        Industrial revenue bonds                                         $3,625         3,725
        First mortgage note payable, due in monthly
           installments of $13, including interest at 9.5%;
           final payment due 2009; secured by property with a
           net book value of $3,241                                       1,075         1,131
        Other                                                                94           111
                                                                         ------         -----
                   Total long-term debt                                   4,794         4,967

        Less current installments                                           190           180
                                                                         ------         -----
                   Long-term debt, excluding current installments        $4,604         4,787
                                                                         ======         =====


        The Industrial Revenue Bonds are divided into two tranches, Series A Bonds ($325) and Series B Bonds ($3,300), (collectively, the Bonds), with portions of the Series A bonds maturing annually through November 2001 and portions of the Series B bonds maturing annually from November 2002 through November 2017. The Series A bonds bear an interest rate of 6.45% and Series B bonds bear fixed rates from 4.65% to 5.80% on various principal amounts with an approximate effective interest rate of 5.7%. The Bonds are redeemable at a premium in years 2003 through 2007 and at par thereafter.

        In connection with the issuance of the Bonds, the Company has entered into a "Reimbursement Agreement" with a bank pursuant to which the bank issued to the trustee an irrevocable letter of credit in an amount equal to the aggregate principal amount of the Bonds outstanding plus 210 days of interest. The letter of credit will be automatically reinstated following the drawing in the amount of the interest draws. The letter of credit expires on November 15, 2002. The Company has an option to replace or extend the letter of credit at that time; however, if it does not exercise that option, the Bonds become redeemable by the trustee. The Company pays annually a 1% fee of the stated amount of the letter of credit.

        At December 31, 1998, certain properties having an aggregate net book value of approximately $3,610 are pledged as collateral for the irrevocable letter of credit guaranteeing the bonds.

        The Reimbursement Agreement requires the Company to maintain certain financial and nonfinancial covenants. The financial covenants relate primarily to working capital, tangible net worth, capital expenditure limitations and debt service coverage ratio. At December 31, 1998, the Company was not in compliance with one of these covenants. Subsequent to December 31, 1998, the Company obtained a compliance waiver for the December 31, 1998 covenant until such time this covenant is re-negotiated related to the line of credit (see note 5).


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


        Long-term debt matures as follows:

              1999              $  190
              2000                 201
              2001                 206
              2002                 202
              2003                 226
              Thereafter         3,769
                                ------
                                $4,794
                                ======


(5)     LINE OF CREDIT

        The Company had a $1,500 and $2,500 line of credit with a bank at December 31, 1998 and 1997, respectively. The 1998 line of credit is secured by inventory and receivables and the 1997 line of credit was unsecured. The line of credit bears interest at the prime rate plus 1% (8.75% at December 31, 1998). The line of credit expires in March 1999. The line of credit agreement requires the Company to maintain certain financial and nonfinancial covenants some of which are identical to the requirements in the Reimbursement Agreement. At December 31, 1998, the Company was not in compliance with one of the covenants that is also required by the Reimbursement Agreement (see note 4). There were no borrowings outstanding under the line at December 31, 1998 and 1997.


(6)     STOCKHOLDERS' EQUITY


        (a)     EMPLOYEE STOCK OPTION PLANS

                The Company grants stock options to employees under three plans: the 1997 Stock Option Plan (the 1997 Plan), the 1988 Combined Incentive Stock Option and Non-Qualified Stock Option Plan (the 1988 Plan), and the 1984 Incentive Stock Option Plan (the 1984
                Plan). All three plans are administered by the Compensation Committee of the Board of Directors (Committee).

                Under the terms of the 1997 and 1988 plans, options to purchase shares of the Company's common stock may be designated as incentive or nonqualified at the discretion of the Committee. The exercise price of the options granted under these plans are set at the time of grant, but may not be less than the fair market value of the Company's common stock at the date of grant. There are 250,000 shares of common stock authorized for grants under the terms of the 1997 Plan. There are no outstanding options under the 1997 Plan. The 1988 Plan expired on May 26, 1998.

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



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


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


        (b)     DIRECTORS AND DISTRIBUTORS STOCK OPTION PLAN

                Outside directors, when first appointed to the Board, receive an initial grant of options to purchase 10,000 shares of the Company's common stock. Additional options to purchase 5,000 shares of the Company's common stock are to be granted to outside directors each October 1. The exercise price of each option is the fair market value on the date of grant.

                The options granted to directors who are not a Lindal distributor vest and are exercisable six months after the grant. Options granted to a director, who is also a Lindal distributor, vest and become exercisable over a four-year period beginning with 20% after six months and in annual cumulative increments of 20% beginning from the date of grant.

                On February 1 of each year, every distributor who serves on the Distributor Advisory Council (Council) is granted options to purchase 100 shares of common stock for each year of service on the Council. The options vest and are exercisable over a four-year period beginning with 20% after six months and in annual cumulative increments of 20% beginning from the date of grant. The exercise price of each option is the fair market value on the grant date.

                Options granted to outside directors who are not Lindal distributors expire at the earlier of 10 years from the date of grant or one year after the option holder ceases to be a director. Options granted to distributors, including outside directors who are Lindal distributors, expire at the earlier of 10 years from the date of grant or 90 days after the option holder ceases to be a distributor for any reason other than death or one year after death.

                There are 210,000 shares of common stock authorized for grants under the directors and distributors plan, and at December 31, 1998, there were 61,568 options available for grant.


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)



                A summary of the combined status of the employee and director and distributor plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                            1998                           1997                          1996
                                -----------------------------  ----------------------------   ---------------------------
                                             WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                                EXERCISE                       EXERCISE                      EXERCISE
                                 SHARES           PRICE        SHARES           PRICE          SHARES         PRICE
                                -------      ----------------  -------     ----------------   -------    ----------------
        Outstanding at
           beginning of
           year                 494,154         $    3.95      594,480         $    4.00      429,187         $    4.14
        Granted                  47,300              2.89       33,200              4.05      245,500              3.79
        Exercised                    --                --      (30,219)             3.13      (12,843)             2.16
        Relinquished            (39,430)             4.02     (103,307)             4.45      (67,364)             4.45
                                -------                        -------                        -------


        Outstanding at
           end of year          502,024         $    3.85      494,154         $    3.95      594,480         $    4.00
                               ========         =========     ========         =========     ========         =========

        Options
           exercisable
           at year-end          403,764                        366,954                        409,135
                               ========                       ========                       ========

        The following table summarizes information about these plans at December 31, 1998:

                                          WEIGHTED
                                           AVERAGE      WEIGHTED                  WEIGHTED
            RANGE                         REMAINING     AVERAGE                    AVERAGE
         OF EXERCISE       NUMBER        CONTRACTUAL    EXERCISE    NUMBER        EXERCISE
            PRICE        OUTSTANDING        LIFE         PRICE   EXERCISABLE       PRICE
        ------------     ------------    -----------  ---------- -----------      ----------
        $ 2.25-3.16         40,605           6.5      $   2.60      15,605        $   3.16
          3.50-5.00        419,237           6.7          3.80     345,977            3.82
          5.38-6.36         42,182           4.8          5.50      42,182            5.50
                           -------                                 -------
                           502,024           6.5          3.85     403,764            3.97
                           =======           ===      ========     =======        ========



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)



        (c)     EMPLOYEE STOCK PURCHASE PLAN

                The Company's 1993 Employee Stock Purchase Plan provides for 110,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to participating employees of the Company. The purchase rights are exercisable annually on October 1 of each year at a price equal to the lesser of 85% of the fair market value of the Company's stock at the beginning or end of the annual period. In 1998, 1997 and 1996, 2,565, 2,397 and 3,848 shares, respectively, for the amounts of $5, $8 and $13, respectively, were issued under the plan.


        (d)     OTHER GRANTS OF OPTIONS

                On June 30, 1995, the Executive Committee of the Board of Directors granted options to purchase 10,000 shares to a related party for consulting services performed for the Company. The per share exercise price of the options was the fair market value on the date of grant, $3.75. The options were immediately exercisable and expire at the earlier of 10 years from the date of grant or one year after death. The weighted-average fair value of these options was $2.12 per share.


        (e)     ISSUANCE OF RESTRICTED STOCK

                Pursuant to a revised compensation program for nonemployee directors, a total of 5,000, 3,000 and 4,000 shares of the Company's common stock were issued in 1998, 1997 and 1996, respectively. The stock issued to the nonemployee directors was valued at the fair market value at the date of grant. As the stock issued was not registered, all certificates bear the appropriate restrictive legend. Compensation expense of $11, $11 and $15 was recorded in 1998, 1997 and 1996, respectively.

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


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)



        (f)     PRO FORMA OPTION COMPENSATION EXPENSE

                The Company applies APB Opinion No. 25 in accounting for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net earnings (loss) and basic and diluted earnings
                (loss) per common share would have been the pro forma amounts indicated below:

                                                                       1998              1997              1996
                                                                    ---------           ------            -----
        Net earnings (loss):
           As reported                                              $    (936)          (2,447)           1,506
           Pro forma                                                   (1,014)          (2,499)           1,311
        Basic and diluted earnings (loss) per common shares:
             As reported                                                 (.23)            (.60)             .37
             Pro forma                                                   (.25)            (.61)             .32

                The pro forma amounts reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above. Compensation cost is recorded over the options' vesting period of five years.

                The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998 and 1997.

                                              1998         1997         1996
                                             -------      -------      -------
        Expected dividend yield                --           --           --
        Risk free interest rate range        4.4-5.4%     5.9-6.3%     5.8-7.5%
        Expected term (years)                   4.6          4.6          8.4
        Expected volatility                    37.7%        31.8%        37.5%

                The weighted average fair value of options granted in 1998, 1997 and 1996 were $1.06, $1.52 and $2.08, respectively.



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)



        (g)     NET EARNINGS (LOSS) PER SHARE

                The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net earnings
                (loss) per share:

                                           NET EARNINGS        WEIGHTED         NET EARNINGS
                                               (LOSS)        AVERAGE SHARES      (LOSS) PER
                                            (NUMERATOR)       (DENOMINATOR)        SHARE
                                           ------------      --------------     ------------
        1998:
           Basic loss per share              $    (936)        4,120,332        $  (.23)
           Effect of dilutive stock
             options                                --                --
                                             ---------         ---------
           Diluted loss per share            $    (936)        4,120,332        $  (.23)
                                             =========         =========
        1997:
           Basic loss per share              $  (2,447)        4,103,432        $  (.60)
           Effect of dilutive stock
             options                                --                --
                                             ---------         ---------
           Diluted loss per share            $  (2,447)        4,103,432        $  (.60)
                                             =========         =========
        1996:
           Basic earnings per share          $   1,506         4,070,384        $   .37
           Effect of dilutive stock
             options                                --            27,417
                                             ---------         ---------
           Diluted earnings per share        $   1,506         4,097,801        $   .37
                                             =========         =========

                Outstanding options to purchase 502,024 and 494,154 shares of common stock were not included in the computation in 1998 and 1997, respectively, as they were antidilutive.


(7)     INCOME TAXES

        The components of earnings (loss) before income tax expense (benefit) are as follows:

                        1998            1997            1996
                      -------          ------           -----
        U.S           $(1,095)         (2,455)          2,612
        Canada           (191)           (686)           (444)
                      -------         -------         -------
                      $(1,286)         (3,141)          2,168
                      =======         =======         =======



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)



Total income tax expense (benefit) is allocated as follows:

                                 1998           1997           1996
                                ------         ------         ------
        Current:
           U.S. Federal         $ (492)          (881)         1,057
           Canadian                 73             66           (357)
           State                    --             --             13
                                ------         ------         ------
                                  (419)          (815)           713
        Deferred:
           U.S. Federal            157            121           (141)
           Canadian                (88)            --             90
                                ------         ------         ------
                                    69            121            (51)
                                ------         ------         ------
                   Total        $ (350)          (694)           662
                                ======         ======         ======


The income tax expense (benefit) in the consolidated financial statements differs from the amount of income tax determined by applying the applicable U.S. Federal statutory income tax rate to pretax income as follows:

                                                1998         1997         1996
                                                ----         ----         ----
        Statutory tax rate                       (34)%        (34)%         34%
        Unrecognized net operating losses         14            9           --
        Effect of Canadian taxes                  (7)          --           (5)
        Other, net                                --            3            2
                                                 ---          ---          ---
                                                 (27)%        (22)%         31%
                                                 ===          ===          ===



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)




The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred tax liabilities at December 31 are as follows:

                                                                         1998          1997
                                                                         -----         -----
        Deferred income tax assets:
           Receivables, due to the allowance for doubtful
             receivables                                                 $ 147           184
           Uniform inventory capitalization for tax purposes               229           280
           Accrued expenses deductible in different years for tax           53           141
           Net operating loss carryforwards                                372           145
           Foreign tax credit carryforwards                                135           120
                                                                         -----         -----
                   Deferred income tax assets                              936           870
        Valuation allowance                                               (550)         (388)
                                                                         -----         -----
                                                                           386           482
        Deferred income tax liabilities - property, plant and
           equipment, principally due to differences in basis of
           assets and depreciation                                         325           352
                                                                         -----         -----
                   Net deferred income tax asset                         $  61           130
                                                                         =====         =====

The net change in the total valuation allowance for the years ended December 31, 1998, 1997 and 1996 was an increase of $162, $388 and $0, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deferred income tax assets, net of the valuation allowance.

The Company's Canadian subsidiaries have net operating loss carryforwards of $955 which expire in 1999 through 2005.



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)



(8)     LEASES

        The Company leases certain properties under operating leases, some of which are subleased to dealers. In addition, the Company leases certain production facilities and equipment.

        A summary of rent expense follows:

                                           1998        1997        1996
                                           ----        ----        ----
        Gross rent expense                 $348         451         473
        Less sublease rental income          48          46          42
                                           ----        ----        ----

                   Net rent expense        $300         405         431
                                           ====        ====        ====


        Noncancelable long-term operating lease commitments are as follows:


         YEARS ENDING               AGGREGATE
         DECEMBER 31             MINIMUM RENTALS
      -------------------       -----------------
              1999                    $222
              2000                     115
              2001                      18
              2002                      13
              2003                      13
              Thereafter               260
                                      ----
                                      $641
                                      ====


(9)     RETIREMENT PLANS


        (a)     SALARY SAVINGS PROFIT SHARING PLAN

                The Company's Salary Savings Profit Sharing Plan under Section 401(k) of the Internal Revenue Code covers substantially all full-time nonunion employees. Plan participants may contribute up to 15% of their annual salary to the plan. The Company makes a matching contribution in the amount of 25% of employee contributions. Plan administration costs and the Company's costs of matching employees' contributions to the plan totaled $71 in 1998, $78 in 1997 and $85 in 1996. The Company may also contribute to the plan such additional amounts as the Board of Directors may determine at its sole discretion. The Company contributed $31 in 1996 on behalf of the employees.



                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


        (b)     PENSION PLAN

                The Company contributes to various trusteed defined benefit pension plans under industry-wide collective bargaining agreements. These contributions are based on the hours worked by employees covered under such agreements. Pension expense for these plans was $102 in 1998, $193 in 1997 and $165 in 1996.


(10)    RELATED PARTY TRANSACTIONS

        In 1998, 1997 and 1996, the Company made payments to a private company controlled by Sir Walter Lindal and certain other members of the Lindal family who are officers and directors of the Company of $34 in each of the respective years as consideration for the use of various patents.

        Sales of homes to certain members of the Board of Directors who are also dealers totaled approximately $296 in 1998, $715 in 1997 and $639 in 1996. All sales were made under normal trade terms.


(11)    SEGMENT INFORMATION

        The Company has two reportable segments: Homes -- United States and Homes -- Canada. Homes -- United States performs functions associated with engineering, custom design, drafting, customer service, logistics, special order materials and distribution planning for home sales worldwide. Homes -- Canada performs functions associated with inventory management of stock materials, materials staging, and house shipping for home sales worldwide. Homes -- United States primarily sells homes, at wholesale, to independent dealers while Homes -- Canada primarily sells homes, at wholesale, to Homes -- United States for resale to independent dealers. Prior to 1998, Homes -- Canada also operated the Company's sawmill, which produced a majority of the cedar used in houses. The Company's sawmill operated only for a brief period of time in February 1998 and was sold in December 1998.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

        The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is at current prices where available, or on a cost plus basis when actual market prices are not available. Lindal Cedar Homes, Inc. evaluates segment performance based on gross profit from operations. Information on segment assets is not reported to the Chief Operating Decision Maker.

        The Company only reports home revenue for completed home shipments, its primary product, by geographic location, as it is impractical to report total revenue by geographic location. Geographic location is determined by the shipping destination of the home.

        No single customer accounts for more than 10% of the revenues of the Company.


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

            (Dollar amounts in thousands, except per share amounts)


        Information regarding the Company's reportable segments, including other significant items, for the years ended December 31 follows:

                                                                                               OTHER
                                                                                               RECON-
                                   U.S.        CANADIAN                    INTERSEGMENT        CILING
            1998                  HOMES          HOMES        ALL OTHER    ELIMINATIONS         ITEMS       CONSOLIDATED
                                 -------       --------       ---------    ------------        ------       ------------
        Revenues from
           external customers    $30,975          2,467          4,051             --             226          37,719
        Intersegment revenues     11,512         30,632          5,440        (47,922)            338              --
        Gross profit               6,637         10,877            633        (10,500)            (28)          7,619
        Interest income              124             39              2            296            (296)            165
        Interest expense             105            307            215           (296)              6             337
        Depreciation and
           amortization              743            128            408             --              58           1,337
        Sawmill costs                 --            768             --             --              --             768

            1997

        Revenues from
           external customers    $38,765          5,883          3,956             --             244          48,848
        Intersegment revenues     14,002         47,778          7,373        (72,956)          3,803              --
        Gross profit               4,794         11,371          1,916        (11,144)           (186)          6,751
        Interest income              135             41              1            316            (316)            177
        Interest expense             117            318             30           (316)              2             152
        Depreciation and
           amortization              852            224            285             --              67           1,428
        Restructuring and
           valuation charges          --            595            212             --              --             807

            1996

        Revenues from
           external customers    $39,689          5,470          1,476             --              --          46,635
        Intersegment revenues     13,371         17,205          5,504        (38,373)          2,293              --
        Gross profit               9,653            234          1,063            (28)            (42)         10,880
        Interest income              251             23              1            320            (320)            275
        Interest expense             127            327             --           (320)             (1)            133
        Depreciation and
           amortization              932            162            157             --              92           1,343




        Other reconciling items consist primarily of amounts related to log sales among the Company's Canadian subsidiaries.


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)




        The following table presents the approximate percentage of home sales revenue for completed home shipments by the geographic shipping destination for the years ended December 31:

                                1998          1997         1996
                                ----          ----         ----
        United States            87%           83%          85%
        Canada                    6%            5%           6%
        Other countries           7%           12%           9%
                                ----          ----         ----
                                100%          100%         100%
                                ====          ====         ====

        Additional geographic information is as follows at December 31:

                                    1998           1997
                                  -------        -------
        Long-lived assets:
           United States          $10,782         11,434
           Canada                   1,980          2,238
                                  -------        -------
                   Total          $12,762         13,672
                                  =======        =======
        Net assets:
           United States          $ 9,287          9,162
           Canada                   7,503          9,286
                                  -------        -------
                   Total          $16,790         18,448
                                  =======        =======


(12)    RESTRUCTURING CHARGES

        In 1997, the Company recorded a restructuring charge of $212 related to the consolidation of the window and sunroom operations into the Burlington, Washington facility. The Company paid all these costs in 1997.


(13)    LITIGATION

        The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.



                                                                     (Continued)
                                       44

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

             (Dollar amounts in thousands, except per share amounts)


(14)    YEAR 2000

        The Company has developed a plan to address the Year 2000 computer problem and is in the process of converting its computer systems to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that with upgrades to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, if such upgrades are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company expects to incur internal staff costs as well as the cost of the software upgrades. In the opinion of management, the internal staff costs will not be incremental, but rather will represent the re-deployment of existing resources. The incremental costs of the software upgrades are expected to be minimal and are not anticipated to have a material effect on the Company's financial position or results of operations.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997, and 1996

                                 (In thousands)



Column A            Column B                    Column C             Column D            Column E
--------            --------                    --------             --------            --------
                                                Additions
                                                ---------
                                       (1)             (2)
                                     CHARGED          CHARGED
                    BALANCE AT      TO COSTS         TO OTHER                             BALANCE
                    BEGINNING          AND           ACCOUNTS-                             AT END
DESCRIPTION          OF YEAR        EXPENSES         DESCRIBE         DEDUCTIONS          OF YEAR
-----------         ----------      ---------        ---------        ----------          --------
1998
----

Allowance for
  doubtful
  receivables
  and notes         $    461               46               --                18     (a)       489
                    ========        =========        =========         =========          ========
1997
----
Allowance for
  doubtful
  receivables                                                                  3     (a)
  and notes         $    394              123               --                53     (b)       461
                    ========        =========        =========         =========          ========
1996
----
Allowance for
  doubtful
  receivables                                                                  1     (a)
  and notes         $    204              205               --                14     (b)       394
                    ========        =========        =========         =========          ========


(a)     Change due to fluctuations in the Canadian dollar exchange rate.

(b)     Deductions represent the write-off of uncollectible accounts receivable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LINDAL CEDAR HOMES, INC.

March 31, 1999
                                       -----------------------------------------
                                       Robert W. Lindal, Chairman


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                                               Date
         --------------    ---------------------          -------------    --------------------
                            Sir Walter Lindal                               Robert W. Lindal
                            Chairman Emeritus                              Director, Chairman
                               Director and                                        and
                                Secretary                                    Chief Executive
                                                                                 Officer

Date                                               Date
         --------------    ---------------------          -------------    --------------------
                            Douglas F. Lindal                               Martin J. Lindal
                           Director, President                              Director and Vice
                                   and                                          President
                             Chief Operating                                   Information
                                 Officer                                       Systems and
                                                                           Assistant Secretary

Date                                               Date
         --------------    ---------------------          -------------    --------------------
                               Dennis Gregg                                William R. Monkman
                             Chief Financial                                    Director
                                 Officer
                                (Principal
                              Financial and
                           Accounting Officer)

Date                                               Date
         --------------    ---------------------          -------------    --------------------
                           William M. Weisfield                             Charles W. Widman
                                 Director                                       Director

Date                                               Date
         --------------    ---------------------          -------------    --------------------
                            Charles T. Collins                                Steven Conley
                                 Director                                       Director

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

(3.1)   Certificate of incorporation (a)

(3.2)   Bylaws (a)

(3.3)   1993 Amendment to the Certificate of Incorporation (d)

(10.1)  1984 Incentive Stock Option Plan (b)

(10.3)  1998 Combined Incentive Stock Option Plan and Non-Qualified Stock Option
        Plan (c)

(10.4)  Directors' and Distributors' Stock Option Plan (d)

(10.5)  1993 Employee Stock Purchase Plan (d)

(10.6)  Amendment to the Directors' and Distributors' Stock Option Plan (e)

(10.7)  1997 Stock Option Plan (g)

(21)    Subsidiaries of the registrant (f)

(23)    Consent of Independent Certified Public Accountants


(a) Incorporated herein by reference from registration on Form 8B of Lindal Cedar Homes, Inc., a Delaware corporation dated March 14, 1987.

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

(g) Incorporated herein by reference from the Registrant's Proxy Statement dated May 9, 1997.

Copies of the above exhibits may be obtained from the Securities and Exchange Commission or the Registrant by request.