Form 10-Q
period 1999-04-04
LINDAL CEDAR HOMES INC /DE/
filed 1999-05-18
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 1999.

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

Yes [X] No [ ]

Common stock outstanding at April 4, 1999: 4,126,011 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                                      INDEX


                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
Part I                Financial Information

         Item 1       Financial Statements
                            Condensed Consolidated Balance Sheets                                        4
                            Condensed Consolidated Statements of Operations                              5
                            Condensed Consolidated Statements of Cash Flows                              6
                            Notes to Condensed Consolidated Financial Statements                         7

         Item 2       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                               10

         Item 3       Quantitative and Qualitative Disclosures about Market Risk                        16

Part II               Other Information                                                                 17

         Item 6(a)    Reports on Form 8-K                                                               17

         Signatures                                                                                     18

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              April 4, 1999, December 31, 1998 and March 29, 1998
             (Dollar amounts in thousands, except per share amounts)


                                                                    APRIL 4,            DECEMBER 31,            MARCH 29,
                                                                     1999                  1998                    1998
                                                                  (UNAUDITED)                                  (UNAUDITED)
                                                                   --------               --------               --------
                                 Assets

           Current Assets
               Cash and cash equivalents                           $  4,171                  3,457                    606
               Receivables:
                   Trade                                              1,732                  2,043                  2,330
                   Refundable income taxes                            1,496                  1,420                  2,092
                                                                   --------               --------               --------

                                                                      3,228                  3,463                  4,422
                   Less allowance for doubtful receivables              319                    320                    313
                                                                   --------               --------               --------

                           Net receivables                            2,909                  3,143                  4,109
               Inventories                                            7,253                  7,120                 10,194
               Promotional material                                     747                    854                  1,096
               Other current assets                                     935                    785                    728
                                                                   --------               --------               --------

                           Total current assets                      16,015                 15,359                 16,733


           Other assets                                               1,352                  1,357                  1,500
           Property, plant and equipment, net                        11,287                 11,426                 12,002
                                                                   --------               --------               --------
                                                                   $ 28,654                 28,142                 30,235
                                                                   ========               ========               ========

              Liabilities and Stockholders' Equity

           Current liabilities
               Current installments of long-term debt              $    191                    190                    180
               Notes payable                                             --                    266                    565
               Accounts payable and accrued expenses                  2,738                  2,027                  3,431
               Income taxes payable                                       7                     --                    158
               Customer deposits                                      4,087                  3,940                  3,945
                                                                   --------               --------               --------

                           Total current liabilities                  7,023                  6,423                  8,279


           Long-term debt, excluding current
           installments                                               4,573                  4,604                  4,767
           Deferred income taxes                                        318                    325                    343

           Stockholders' equity:
               Common stock                                              41                     41                     41
               Additional paid-in capital                            16,049                 16,049                 16,033
               Cumulative translation adjustment                     (1,217)                (1,450)                  (603)
               Retained earnings                                      1,867                  2,150                  1,375
                                                                   --------               --------               --------

                           Total stockholders' equity                16,740                 16,790                 16,846
                                                                   --------               --------               --------
                                                                   $ 28,654                 28,142                 30,235
                                                                   ========               ========               ========


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the periods ended April 4, 1999 and March 29, 1998
            (Dollar amounts in thousands, except per share amounts)
                                  (Unaudited)


                                                                      QUARTERS ENDED
                                                               ------------------------------
                                                               APRIL 4,             MARCH 29,
                                                                1999                  1998
                                                               -------              ---------
Revenue                                                        $ 8,105                 5,645
Cost of goods sold                                               6,438                 5,967
                                                               -------               -------

        Gross profit (loss)                                      1,667                  (322)

Operating expenses:
     Selling, general and administrative expenses                1,863                 2,085
     Display court expenses                                        124                   130
                                                               -------               -------

        Total operating expenses                                 1,987                 2,215
                                                               -------               -------

        Operating loss                                            (320)               (2,537)

Other income (expense):
     Rental income                                                  52                    67
     Interest expense, net                                         (39)                  (55)
     Other, net                                                    (41)                   94
                                                               -------               -------

        Other income (expense), net                                (28)                  106
                                                               -------               -------

        Loss before income tax benefit                            (348)               (2,431)

Income tax benefit                                                 (65)                 (720)
                                                               -------               -------

        Net loss                                               $  (283)               (1,711)
                                                               =======               =======


Basic and diluted  - net loss per common share                 $ (0.07)                (0.42)
                                                               =======               =======


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended April 4, 1999 and March 29, 1998
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                 APRIL 4,             MARCH 29,
                                                                                  1999                  1998
                                                                                 -------              ---------
Cash flows from operating activities:
     Net loss                                                                    $  (283)               (1,711)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                             324                   312
           Deferred income tax benefit                                                (7)                  (83)
           Change in operating assets and liabilities:
                  Net trade and operating notes receivable                           287                  (950)
                  Inventories                                                        (55)                  (67)
                  Prepaid expenses and promotional materials                         (65)                 (115)
                  Current liabilities other than current
                    installments of long-term debt                                   843                   260
                   Other                                                             (29)                  318
                                                                                 -------               -------

                     Net cash provided by (used in) operating
                       activities                                                  1,015                (2,036)

Cash flows from investing activities:
     Purchase of investments                                                          --                   (38)
     Maturity of investments                                                          --                    38
     Repayment of non-operating notes receivable                                      11                   103
     Purchase of property, plant and equipment                                       (74)                 (171)
     Disbursements for non-operating notes receivable                                 --                    (8)
                                                                                 -------               -------

                     Net cash used in investing activities                           (63)                  (76)

Cash flows from financing activities:
     Repayment of long-term debt                                                     (30)                  (20)
     Repayment of current notes payable                                             (266)                  564
                                                                                 -------               -------

                     Net cash provided by (used in) financing
                        activities                                                  (296)                  544
Effect of exchange rate changes on cash and cash equivalents                          58                  (112)
                                                                                 -------               -------
                     Net increase (decrease) in cash and cash
                        equivalents                                                  714                (1,680)
Cash and cash equivalents beginning of period                                      3,457                 2,286
                                                                                 -------               -------

Cash and cash equivalents at end of period                                         4,171                   606
                                                                                 =======               =======

Supplemental  disclosures  of cash  flow  information  - cash  paid
(received) during period for:
         Interest                                                                $    32                    20
         Income taxes                                                                (73)                   63
                                                                                 =======               =======


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               April 4, 1999, December 31, 1998 and March 29, 1998
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

(1) BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except as noted below, and include all recurring adjustments that are considered necessary by management to fairly state the results of the interim periods. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and certain disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Due to the seasonality of the Company's business, the accompanying condensed consolidated financial statements may not necessarily be indicative of the results to be obtained for the full year. This report should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

   The financial results presented herein for the first quarter of 1998 contain a pre-tax loss of $130 associated with the Company's sawmill, which was sold in the fourth quarter of 1998.


(2) LOSS PER COMMON SHARE

   The following tables present basic and diluted loss per share and reconciles the numerator and denominator of the basic and diluted per share computations:


                                             NET                 WEIGHTED               NET
                                             LOSS             AVERAGE SHARES           LOSS
                                          (NUMERATOR)         (DENOMINATOR)          PER SHARE
                                          ----------          --------------         ---------
Quarter ended April 4, 1999:
    Basic loss per share                   $  (283)                4,126              $  (0.07)
    Effect of dilutive options                  --                    --                    --
                                           -------               -------              --------

    Diluted loss per share                 $  (283)                4,126              $  (0.07)
                                           =======               =======              ========

Quarter ended March 29, 1998:
    Basic loss per share                   $(1,711)                4,118              $  (0.42)
    Effect of dilutive options                  --                    --                    --
                                           -------               -------              --------

    Diluted loss per share                 $(1,711)                4,118              $  (0.42)
                                           =======               =======              ========

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               April 4, 1999, December 31, 1998 and March 29, 1998
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

Options to purchase shares of common stock where the exercise price exceeds the average market price were excluded from the computations for 1999 and 1998 because they would be anti-dilutive. Anti-dilutive options excluded from the computations are as follows:


                                                             ANTI-DILUTIVE
                                                                OPTIONS
                                                             -------------
                Quarter ended April 4, 1999                      531
                Quarter ended March 29, 1998                     521


(3) INVENTORIES

   A summary of inventories follows:


                            APRIL 4,           DECEMBER 31,        MARCH 29,
                              1999                1998                1998
                            --------           ------------        ---------
Raw materials                $1,502               1,639               2,933
Work-in-process               2,798               2,474               3,411
Finished goods                2,197               2,226               3,386
Display models                  756                 781                 464
                             ------              ------              ------
                             $7,253               7,120              10,194
                             ======              ======              ======


(4) PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:


                                                        APRIL 4,           DECEMBER 31,          MARCH 29,
                                                         1999                  1998                1998
                                                        --------           ------------          ---------
Building and leasehold improvements                     $10,348               10,286               10,886
Equipment                                                 3,378                3,349                5,298
Furniture and fixtures                                    4,435                4,372                4,161
                                                        -------              -------              -------

                                                         18,161               18,007               20,345
Less accumulated depreciation and
amortization                                              9,045                8,745               10,532
                                                        -------              -------              -------

                                                          9,116                9,262                9,813
Land                                                      2,171                2,164                2,189
                                                        -------              -------              -------

         Net property, plant and equipment              $11,287               11,426               12,002
                                                        =======              =======              =======


(5) SEGMENT INFORMATION

   The Company has two reportable segments: Homes -- United States and Homes -- Canada. Homes -- United States performs functions associated with engineering, custom design, drafting, customer service, logistics, special order materials and distribution planning for home sales worldwide. Homes -- Canada performs functions associated with inventory management of stock materials, materials staging, and home shipping for home sales worldwide. Homes -- United States primarily sells homes, at wholesale, to independent dealers while Homes -- Canada primarily sells homes, at wholesale, to Homes -- United States for resale to independent dealers. Prior to 1998, Homes -- Canada also operated the Company's sawmill, which produced a majority

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               April 4, 1999, December 31, 1998 and March 29, 1998
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

   of the cedar used in houses. During 1998, the Company's sawmill operated only for a brief period of time in February and was sold in December 1998.

   The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is at current prices where available, or on a cost plus basis when actual market prices are not available. The Company evaluates segment performance based on gross profit from operations. Information on segment assets is not reported to the Chief Operating Decision Maker.

   Information regarding the Company's reportable segments, including other significant items, for the quarters ended April 4, 1999 and March 29, 1998 follows:


                                                                                           OTHER
                                                                                           RECON-
                                        U.S.        CANADIAN                INTERSEGMENT   CILING
                                       HOMES         HOMES      ALL OTHER   ELIMINATIONS    ITEMS       CONSOLIDATED
                                    -----------   -----------  -----------  ------------  -----------   ------------
QUARTER  ENDED APRIL 4, 1999

Revenues from external
   customers                        $     7,069           103          929           --             4         8,105
Intersegment revenues                     2,404         6,579        1,227      (10,210)           --            --
Gross profit                              1,447         2,222          235       (2,233)           (4)        1,667
Interest income                              32            11           --          (72)           72            43
Interest expense                             26            74           51          (72)            3            82
Depreciation and
   amortization                             149            29           90           --            56           324


QUARTER ENDED MARCH 29, 1998

Revenues from external
   customers                        $     4,546           457          642           --            --         5,645
Intersegment revenues                     1,271         4,683          975       (7,275)          346            --
Gross profit                               (165)          902           81       (1,139)           (1)         (322)
Interest income                              21            11           --          (77)           77            32
Interest expense                             32            77           55          (77)           --            87
Depreciation and
   amortization                             179            27           96           --            10           312


(6) COMPREHENSIVE INCOME

   Comprehensive income is as follows:


                                                       QUARTER ENDED
                                                   ---------------------
                                                   APRIL 4,    MARCH 29,
                                                    1999         1998
                                                   --------    ---------
Net loss                                           $ (283)      (1,711)
Other comprehensive income - foreign currency
   translation                                        233          109
                                                   ------       ------

Comprehensive loss                                 $  (50)      (1,602)
                                                   ======       ======

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Lindal Cedar Homes, Inc. (the "Company") is primarily engaged in the manufacture and distribution of custom cedar homes, windows and sunrooms. The Company also re-manufactures standard dimensional cedar lumber. Cedar lumber, that meets the Company's quality standards, is combined with manufactured and/or purchased windows, sunrooms, and other purchased forest products and building materials into home packages which can be shipped nationally and internationally to the home buyer's construction site. Re-manufactured cedar lumber that is not of a grade suitable for use in homes is sold on the open lumber market.

The Company has four home products: Cedar: Frame, Cedar: Solid, Access and Select. The Cedar: Frame, Cedar: Solid and Access products predominantly utilize post and beam design and construction. The Cedar: Frame and Access products utilize a cavity wall. The Cedar: Solid utilizes, predominantly, a solid cedar wall. The Access home retains many of the features of the Cedar: Frame home, including a cavity wall. However, the base price of the Access product is approximately 25% to 30% less than the traditional Cedar: Frame home due to a less extensive package of materials and less expensive package components. The Select product utilizes conventional design and construction including a cavity wall. The Select product combines the materials savings of the Access product with the economy of a conventionally framed home while using quality Lindal building materials.

The Company recognizes revenue from orders when the home package is shipped. Entering the second quarter of 1999, the total backlog, stated in dollars, decreased $1 million (3%) to approximately $28 million from approximately $29 million in 1998. This decrease is partially attributable to the increased shipment of homes in the first quarter of 1999 as explained later in this discussion. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis. While the Company expects the majority of the current backlog will ship within the next 12 months, factors beyond the control of the Company, such as weather conditions, customer financing, building permits or customer requested delays, may affect the actual delivery date of some portion of backlog orders beyond the twelve month period.

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

The Company is working to secure its cedar raw material needs on a long-term basis. As discussed in the Company's 1998 Annual Report on Form 10-K, the Company continues to seek approval of its proposed modifications to the terms and conditions of the 327,000 cubic meter timber sale awarded to the Company in 1996 by the Province of British Columbia. If approval is received, management believes that this timber sale will allow the Company to secure a cedar supply for a minimum of the next five years. If such approval is received, management expects that timber harvesting will begin in the third quarter of 1999. The Company can not guarantee that such approval will be received.

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

The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:


             1ST QUARTER     2ND QUARTER   3RD QUARTER     4TH QUARTER
             -----------     -----------   -----------     -----------
1999            8,105

1998            5,645          11,477         10,793           9,804

1997            7,540          14,913         14,298          12,097

1996            6,587          14,173         14,632          11,243

1995            6,630          13,947         11,536          10,198


As discussed in the Company's 1998 Annual Report on Form 10-K, the Central Puget Sound Regional Transit Authority, a governmental agency, has notified the Company that the site occupied by the Company's head office, display court and adjacent business park, in Seattle, Washington, has been identified as the preferred site for the location of a light rail maintenance base. Management believes that the designation as the "preferred" site will have a negative impact on the Company's ability to renew business park leases that expire in 1999. The Central Puget Sound Regional Transit Authority is expected to make its final site selection some time in 1999. In the event that the Central Puget Sound Regional Transit Authority chooses the Company's property as its final site selection for the maintenance base, management believes that the Company will receive fair market value for the property surrendered. Although the Company has received no official notification, recent public statements by officials of the Central Puget Sound Regional Transit Authority indicate that the Company's site may not be chosen as the final site selection.

The pending sale of the Company owned display court located in Michigan, as reported in the Company's Annual Report on Form 10-K, did not close. The Company is continuing its efforts to sell this property.


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

The Year 2000 issue affects the Company's internal systems, including information technology (IT) and non-IT systems such as its integrated manufacturing and accounting system, computer operating systems, voice and electronic communication systems, server and PC software and hardware, drafting systems, database systems and other software and hardware based systems.

The Company has completed an assessment of the readiness of its core internal systems for handling the Year 2000. The Company's integrated manufacturing and accounting system, its core business system, has been upgraded to a Year 2000 certified compliant version. Internal testing of the upgraded software will be completed in the second quarter of 1999.

The Company's assessment of other, less vital internal systems has been completed. Those remaining IT and non-IT systems that are not Year 2000 ready will either be upgraded to Year 2000 compliant versions of the same software or hardware, or new Year 2000 compliant software and/or hardware will be acquired and implemented.

Management expects that the remediation process of its less vital internal systems will be completed by the end of the second quarter of 1999 and final testing will be completed in the fourth quarter of 1999. Management believes all material internal systems will be compliant by the Year 2000 and that the cost to address the issue will not be material. Nevertheless, the Company will create contingency plans for certain internal systems, as Year 2000 compliance cannot be definitively determined.

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


                                  FIRST QUARTER


NEW ORDERS

The dollar value of new orders taken decreased 9% from the first quarter of 1998 to the first quarter of 1999. The number of new order units decreased 16% in the same time period. The following table illustrates the percentage change in the number and dollar value of new orders for the first quarter of the current and each of the preceding 2 years:


% CHANGE IN                    1999         1998           1997
                               ----         ----           ----
Units                          (16)%        (35)%           (5)%
Dollar Value                    (9)%        (27)%           (5)%


The Access product represented 51% of new order units in the first quarter of 1999 compared to 49% of new order units in the first quarter of 1998. The dollar value of the Access product new orders was 42% of the total dollar value of new orders in the first quarter of both 1999 and 1998. Size and value of a home is a function of customer preference and may change somewhat from period to period.

Management continues to evaluate all aspects of the cost of its products, including materials, design and construction in order to develop alternatives or options that would lower the overall price of its products to the end consumer, without sacrificing the quality of it products.

REVENUE

Revenue increased $2.46 million (44%) to $8.10 million in the first quarter of 1999 from $5.64 million in the first quarter of 1998, primarily due to the increase in home revenue.

Revenue from homes increased $2.35 million (63%) to $6.10 million in the first quarter of 1999 from $3.75 million in the first quarter of 1998. The number of houses shipped increased 65% to 76 in the first quarter of 1999 from 46 in the first quarter of 1998. Management believes the increase in home revenue is primarily related to the effect of the Company's Winter Works promotion, the mild winter weather experienced throughout most of the country and to the fact that the first quarter of 1999 was approximately one week longer than the first quarter of 1998. The Winter Works promotion provided incentives for customers to take delivery of homes in the first quarter of 1999. By doing so, the Company will free up capacity later in the year to ship new home orders. However, management believes that some deliveries might have been shifted away from the second quarter. As a result, second quarter deliveries may not be as strong as they would have without the first quarter delivery promotion and milder weather.

The Access home (the base price of which is 25%-30% less than the traditional
Cedar: Frame home) accounted for approximately 40% of home sales revenue and 49% of home units shipped in the first quarter of 1999 compared to 46% of home sales revenue and 54% of the house units shipped in the first quarter of 1998.

Revenue from sunrooms decreased $60,000 (18%) to $270,000 in the first quarter of 1999 from $330,000 in the first quarter of 1998.

Revenue from other sales increased $180,000 (12%) to $1.74 million in first quarter of 1999 from $1.56 million in the first quarter of 1998.

MATERIAL COSTS

Beginning in late 1996 and continuing through the end of 1997, the Company experienced escalating costs for lumber and wood products, especially for cedar, the primary material used in the Company's homes, over historic levels. Material costs reached their peak in the fourth quarter of 1997 when material costs were 61% of revenue. Beginning in the first quarter of 1998, the Company began to experience some softening of costs for lumber and wood products, and that softening has continued throughout the remainder of 1998. In general, the Company continues to experience lower costs for lumber and wood products, especially for framing materials, from the year ago period. The price for cedar has declined slightly from year ago levels and has become more predictable. As a result, for the first time in over 10 years, the Company did not announce a spring price increase on its homes and related products.

In dollars, material costs increased $880,000 (29%) to $3.96 million in the first quarter of 1999 from $3.08 million in the first quarter of 1998 on 30 (65%) additional home shipments.

As a percent of revenue, material costs were 49% in the first quarter of 1999 compared to 55% in the first quarter of 1998. This decrease in material costs as a percentage of revenue is due to lower lumber costs and the cumulative effect of the price increases implemented in 1997 and 1998.

OTHER COST OF GOODS SOLD

Non material costs, included in the cost of goods sold, decreased $410,000 (14%) to $2.48 million in the first quarter of 1999 from $2.89 million in the first quarter of 1998. This is primarily due to decreases in manufacturing labor and labor related costs of $250,000 (24%), customer service costs of $100,000 (37%) and net decreases in other manufacturing costs of $60,000 (4%). The reduction in manufacturing labor and related expenses is primarily due to increased productivity in manufacturing and shipping operations and the fact that the sawmill was sold in December 1998. The sawmill operated briefly in the first quarter of 1998. The remainder of the decrease was primarily due to aggressive containment of other manufacturing costs.

GROSS PROFIT

The cumulative effect of the price increases, increased sales volume, lower non-material costs of goods sold, and lower costs in specific areas of the wood supply market increased gross profit to 20.6% of revenue in the first quarter of 1999 compared to (5.7%) of revenue in the first quarter of 1998.

The mix of home units sold also impacts gross profit. As a percent of total units sold, home units sold for Cedar Frame, Access and Cedar: Solid for the first quarter of each of the current and two preceding years is presented in the table below.


HOME PRODUCT             1999      1998       1997
                         ----      ----       ----
Cedar Frame               43%       39%        56%
Access                    49%       54%        34%
Cedar: Solid               8%        7%        10%


Although the Access home (the base price of which is 25% - 30% less than the Cedar Frame home) has lower material costs than the Cedar Frame home, the gross profit is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $230,000 (10%) to $1.99 million in the first quarter of 1999 from $2.22 million in the first quarter of 1998.

Selling, and general and administrative expenses decreased $220,000 (11%) to $1.86 million in the first quarter of 1999 from $2.08 million in the first quarter of 1998. Selling expenses decreased $120,000 (11%) to $950,000 in the first quarter of 1999 from $1.07 million in the first quarter of 1998. General and administrative expenses decreased $100,000 (10%) to $910,000 in the first quarter of 1999 from $1.01 million in the first quarter of 1998. These reductions in sales, and general and administrative costs are primarily due to general cost cutting measures implemented by the Company.

OTHER INCOME (EXPENSE), NET

Other income (expense), net decreased $140,000 (127%) to $(30,000) in the first quarter of 1999 from $110,000 in the first quarter of 1998. This is primarily due to a reduced gain from foreign currency transactions, which decreased by $130,000 (144%) from the first quarter of 1998.

INCOME TAX BENEFIT

The Company recognized an income tax benefit of $70,000 (20%) in the first quarter of 1999 compared to an income tax benefit of $720,000 (30%) in the first quarter of 1998. The Company did not and has not recognized the income tax benefits in the first quarter of 1998 and 1999 for Canadian operating losses due to the inability to carryback the Canadian net operating losses and the uncertainty of utilizing the Canadian net operating losses against future taxable Canadian income.

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

The Company maintains a $1.5 million operating line of credit with a financial institution. The line of credit bears interest at the rate of prime plus 1% and is secured by a pledge of specific assets. During the first quarter of 1999, the Company renegotiated the covenants governing its operating line of credit and the letter of credit securing payment of the Industrial Revenue Bonds. Management believes the covenants were renegotiated on terms favorable to the Company. The line of credit expires on December

31, 1999 and the letter of credit expires on November 15, 2002. The Company does not foresee the need to borrow on its operating line of credit during 1999.


CASH FLOW

Cash and cash equivalents increased $710,000 (21%) to $4.17 million at April 4, 1999 from $3.46 million at December 31, 1998. This increase is primarily due to cash provided by operating activities of $1.01 million and the effect of currency exchange rates of $60,000, which was offset by cash used in investing and financing activities of $60,000 and $300,000 respectively.

Cash flow from operating activities in the first quarter of 1999 was $1.01 million compared to $2.04 million cash used by operations in the first quarter of 1998. In 1999, cash was provided by non-cash charges of $320,000, decreases in accounts and notes receivable of $290,000 and increases in current liabilities of $840,000, while cash was used by increases in inventory and prepaid expenses of $120,000, the net loss of $280,000, and other items of $40,000. In 1998, cash was provided by increases in current liabilities of $260,000, non-cash charges of $230,000 and other items of $310,000, while increases in account and notes receivables of $950,000, the net loss of $1.71 million, and increases in inventories and prepaid expenses of $180,000 used cash.

Investing activities used $60,000 of cash in the first quarter of 1999 compared to using $80,000 of cash in the first quarter of 1998. In 1999, payments received on non-operating notes receivable provided $10,000 of cash while purchases of fixed assets used $70,000 of cash. In 1998, $90,000 of cash was provided by the net change in non-operating notes receivables while $170,000 of cash was used to purchase fixed assets.

Financing activities used $300,000 of cash in the first quarter of 1999 compared to providing $540,000 of cash in the first quarter of 1998. In 1999, $30,000 of cash was used to repay long-term debt and $270,000 of cash was used to retire a short-term mortgage note payable. In 1998, $20,000 of cash was used to repay long-term debt, while amounts loaned to the Company's under its line of credit provided $560,000 of cash.


ACCOUNTS RECEIVABLE

Net receivables decreased $230,000 (7%) to $2.91 million at April 4, 1999 from $3.14 million at December 31, 1998. This is primarily due to a decrease in trade receivables of $310,000 (15%) which decreased to $1.73 million at April 4, 1999 from $2.04 million at December 31, 1998. Net receivables decreased $1.2 million (29%) from March 29, 1998, primarily due to reductions in trade receivables of $600,000 and refundable income taxes of $600,000. The reductions in trade receivables are primarily due to the reduction in lumber sold to third parties due to the closure of the Company's sawmill.

INVENTORY

Production inventories (raw materials, work-in-process, and finished goods) increased $160,000 (3%) to $6.5 million at April 4, 1999 from $6.34 million at December 31, 1998. This reflects a marginal increase in the value and quantity of inventory in anticipation of the usually heavier shipping months of the second and third quarters. Improved management of the Company's inventory has minimized the amount of the inventory increase necessary to meet the requirements of the busier summer shipping schedules.

Production inventories decreased $3.23 million (33%) to $6.5 million at April 4, 1999 from $9.73 million at March 29, 1998. This is largely due to improved inventory management, reduced log inventory due to the sale of the sawmill, and some softening of costs in specific areas of the lumber and forest products markets.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

LIABILITIES

Accounts payable and accrued expenses increased $710,000 (35%) to $2.74 million at April 4, 1999 from $2.03 million at December 31, 1998. This increase is primarily due to increased sales volume and seasonal factors. Accounts payable decreased $690,000 (20%) to $2.74 million from $3.43 million at March 29, 1998. This decrease largely reflects the improvement in the overall cash position of the Company, and the decrease in inventory levels.

Notes payable decreased $270,000 (100%) to $0 at April 4, 1999 from $270,000 at December 31, 1998. In March 1999, the Company paid off the mortgage note on a Company owned display court. Notes payable decreased $570,000 (100%) to $0 at April 4, 1999 from $570,000 at March 29, 1998. This decrease reflects the repayment of amounts outstanding on the Company's line of credit, which were paid in April 1998.


CAPITAL EXPENDITURE FINANCING

As discussed earlier, the Company continues to seek approval of its proposed modification to the terms and conditions of the 327,000 cubic meter timber sale awarded to the Company in 1996 by the Province of British Columbia. Should the Company not receive approval of its proposed modification to the terms of its second timber sale from Canadian regulatory authorities, the Company, in order to preserve the timber sale, would consider alternative financing methods for the expansion of the Surrey, British Columbia facility. Such alternatives would include, but not be limited to, debt financing, lease financing, other joint venture agreements or combinations of the aforementioned.

Other capital expenditures in 1999 will be financed from cash flow generated from operations, leasing or debt.


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk


Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are commodity lumber prices and foreign currency exchange rates.

The Company, from time to time, enters into futures contracts to hedge future purchases of specific types and grades of non-cedar lumber with the objective of reducing risk due to market fluctuations. The aggregate commitment underlying the Company's futures contracts and deferred losses from hedged lumber were not material at April 4, 1999. Such losses in fair value, if realized, would be reduced by lower costs of the lumber purchased at market value.

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

The Company's exposure to changes in interest rates is minimal. Interest on short-term investments of less than 90 days is based on market interest rates. At April 4, 1999, the Company's investment in fixed rate instruments was not material. All of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate. At April 4, 1999, the Company had no amounts owing on the line of credit.

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


PART II: OTHER INFORMATION

Item 6(a) Exhibits

The following exhibits are being filed:

       27        Financial Data Schedule for period ended April 4, 1999



Item 6(b) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the first quarter of 1999.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                                   Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LINDAL CEDAR HOMES, INC.

                          By:              /s/ ROBERT W. LINDAL
                             --------------------------------------------------
                                               Robert W. Lindal
                                     Chairman and Chief Executive Officer

                          By:                /s/ DENNIS GREGG
                             --------------------------------------------------
                                                 Dennis Gregg
                                           Chief Financial Officer


DATE:
May 18, 1999

                            Lindal Cedar Homes, Inc.
                                  Exhibit Index

Exhibits are numbered in accordance with Item 601 of Regulation S-B


EXHIBIT
NUMBERS                             DESCRIPTION
-------        ------------------------------------------------------
   27          Financial Data Schedule for period ended April 4, 1999
