Form 10-Q
period 1999-07-04
LINDAL CEDAR HOMES INC /DE/
filed 1999-08-17
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1999.

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

Yes [X] No [ ]

Common stock outstanding at July 4, 1999: 4,126,011 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ---------
Part I                Financial Information

         Item 1       Financial Statements
                            Condensed Consolidated Balance Sheets                                        4
                            Condensed Consolidated Statements of Operations                              5
                            Condensed Consolidated Statements of Cash Flows                              6
                            Notes to Condensed Consolidated Financial Statements                         7

         Item 2       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                               11

         Item 3       Quantitative and Qualitative Disclosures about Market Risk                        20

         Item 4       Results of Votes of Security Holders                                              21

Part II               Other Information

         Item 6(a)    Exhibits                                                                          21
         Item 6(b)    Reports on Form 8-K                                                               21

         Signatures                                                                                     22



                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                July 4, 1999, December 31, 1998 and June 28, 1998
             (Dollar amounts in thousands, except per share amounts)

                                                               JULY 4,                           JUNE 28,
                                                                1999          DECEMBER 31,         1998
                                                             (UNAUDITED)          1998          (UNAUDITED)
                                                              --------          --------          --------
Assets

Current assets
    Cash and cash equivalents                                 $  3,530             3,457             1,095
    Short-term investments                                       3,031                72                75
    Receivables:
        Trade                                                    1,307             2,043             1,641
        Refundable federal taxes                                 1,718             1,420             1,886
                                                              --------          --------          --------

                                                                 3,025             3,463             3,527
        Less allowance for doubtful receivables                    335               320               333
                                                              --------          --------          --------

                           Net receivables                       2,690             3,143             3,194
    Inventories                                                  7,286             7,120             9,548
    Promotional material                                           654               854             1,062
    Other current assets                                           746               713               751
                                                              --------          --------          --------

                           Total current assets                 17,937            15,359            15,725

Other assets                                                     1,440             1,357             1,379
Property, plant and equipment, net                              11,254            11,426            11,946
                                                              --------          --------          --------

                                                              $ 30,631            28,142            29,050

                                                              ========          ========          ========

Liabilities and Stockholders' Equity

Current liabilities
    Current installments of long-term debt                    $    191               190               184
    Notes payable                                                   --               266                --
    Accounts payable and accrued expenses                        2,618             2,027             3,008
    Income taxes payable                                            15                --                91
    Customer deposits                                            5,178             3,940             3,608
                                                              --------          --------          --------

                           Total current liabilities             8,002             6,423             6,891

Long-term debt, excluding current installments                   4,588             4,604             4,753
Deferred income taxes                                              316               325               346

Stockholders' equity:
    Common stock                                                    41                41                41
    Additional paid-in capital                                  16,049            16,049            16,033
    Accumulated other comprehensive loss                          (981)           (1,450)             (939)
    Retained earnings                                            2,616             2,150             1,925
                                                              --------          --------          --------

                           Total stockholders' equity           17,725            16,790            17,060
                                                              --------          --------          --------

                                                              $ 30,631            28,142            29,050
                                                              ========          ========          ========

See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the periods ended July 4, 1999 and June 28, 1998
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                               SIX MONTHS ENDED                     QUARTERS ENDED
                                                          --------------------------          --------------------------
                                                           JULY 4,          JUNE 28,          JULY 4,           JUNE 28,
                                                            1999              1998             1999               1998
                                                          --------          --------          --------          --------
Revenue                                                   $ 18,242            17,122            10,136            11,477
Cost of goods sold                                          13,723            14,616             7,285             8,649
                                                          --------          --------          --------          --------
        Gross profit                                         4,519             2,506             2,851             2,828

Operating expenses:
     Selling, general and administrative expenses            3,712             4,235             1,848             2,150
     Display court expenses                                    232               230               108               100
                                                          --------          --------          --------          --------
        Total operating expenses                             3,944             4,465             1,956             2,250
                                                          --------          --------          --------          --------
        Operating income (loss)                                575            (1,959)              895               578

Other income (expense):
     Rental income                                             111               127                59                60
     Interest expense, net                                     (52)              (95)              (12)              (40)
     Other, net                                                (87)              165               (47)               72
                                                          --------          --------          --------          --------
        Other income (expense), net                            (28)              197                --                92
                                                          --------          --------          --------          --------
        Earnings (loss) before income taxes                    547            (1,762)              895               670
Income tax expense (benefit)                                    81              (601)              146               120
                                                          --------          --------          --------          --------
        Net earnings (loss)                               $    466            (1,161)              749               550
                                                          ========          ========          ========          ========

Basic and diluted  - earnings (loss) per common share    $     .11              (.28)              .18               .13
                                                          ========          ========          ========          ========


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended July 4, 1999 and June 28, 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                        JULY 4,         JUNE 28,
                                                                         1999            1998
                                                                       -------          -------
Cash flows from operating activities:
     Net earnings (loss)                                               $   466           (1,161)
     Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
           Depreciation and amortization                                   629              621
           Deferred income tax expense (benefit)                            (9)              59
           Loss on disposal of assets                                        1               --
           Change in operating assets and liabilities:
                  Net trade and operating notes receivable                 453             (269)
                  Inventories                                               (8)             471
                  Prepaid expenses and promotional materials               170             (363)
                  Current liabilities other than current
                   installments of long-term debt                        1,805              (20)

                  Other                                                   (104)              (7)
                                                                       -------          -------
                       Net cash provided by (used in)
                        operating activities                             3,403             (669)


Cash flows from investing activities:
     Purchase of investments                                            (3,031)              --
     Maturity of investments                                                75               --
     Repayment of non-operating notes receivable                            40              138
     Purchase of property, plant and equipment                            (248)            (424)
     Disbursements for non-operating notes receivable                       --              (41)
                                                                       -------          -------
                      Net cash used in investing activities             (3,164)            (327)

Cash flows from financing activities:
     Repayment of long-term debt                                           (51)             (41)
     Proceeds from long-term debt                                           35               10
     Repayment of current notes payable                                   (266)              --
                                                                       -------          -------
                      Net cash used in financing activities               (282)             (31)
Effect of exchange rate changes on cash and cash equivalents               116             (164)
                                                                       -------          -------
                      Net increase (decrease) in cash and
                       cash equivalents                                     73           (1,191)

Cash and cash equivalents at beginning of period                         3,457            2,286
                                                                       -------          -------
Cash and cash equivalents at end of period                               3,530            1,095
                                                                       =======          =======

Supplemental disclosures of cash flow information - cash  paid
(received) during period for:
         Interest                                                      $   170              163
         Income taxes                                                       66              (61)
                                                                       =======          =======



See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                July 4, 1999, December 31, 1998 and June 28, 1998
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

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

   The financial results presented herein for the quarter and six month periods ended June 28, 1998 contain a pre-tax loss of $100 and $230, respectively, associated with the Company's sawmill, which was sold in the fourth quarter of 1998.


(2)   EARNINGS (LOSS) PER COMMON SHARE

   The following tables present basic and diluted earnings (loss) per share and reconciles the numerator and denominator of the basic and diluted per share computations:

                                        NET EARNINGS          WEIGHTED         NET EARNINGS
                                           (LOSS)          AVERAGE SHARES         (LOSS)
                                         (NUMERATOR)        (DENOMINATOR)       PER SHARE
                                           -------             -------         -----------
Quarter ended July 4, 1999:
     Basic earnings per share              $   749               4,126            $   .18
     Effect of dilutive options                 --                  16                 --
                                           -------             -------            -------
     Diluted earnings per share            $   749               4,142            $   .18
                                           =======             =======            =======

Quarter ended June 28, 1998:
     Basic earnings per share              $   550               4,118            $   .13
     Effect of dilutive options                 --                  --                 --
                                           -------             -------            -------
     Diluted earnings per share            $   550               4,118            $   .13
                                           =======             =======            =======

Six months ended July 4, 1999:
     Basic earnings per share              $   466               4,126            $   .11
     Effect of dilutive options                 --                  16                 --
                                           -------             -------            -------
     Diluted earnings per share            $   466               4,142            $   .11
                                           =======             =======            =======

Six months ended June 28, 1998:
     Basic loss per share                  $(1,161)              4,118            $  (.28)
     Effect of dilutive options                 --                  --                 --
                                           -------             -------            -------
     Diluted loss per share                $(1,161)              4,118            $  (.28)
                                           =======             =======            =======

                                       7

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                July 4, 1999, December 31, 1998 and June 28, 1998
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


Options to purchase shares of common stock where the exercise price exceeds the average market price were excluded from the computations for 1999 and 1998 because they would be anti-dilutive. All options are considered to be anti-dilutive in periods where there is a net loss. Anti-dilutive options excluded from the computations are as follows:

                                               ANTI-DILUTIVE
                                                  OPTIONS
                                               --------------

           Quarter ended July 4, 1999               451
           Quarter ended June 28, 1998              508
           Six months ended July 4, 1999            451
           Six months ended June 28, 1998           508


(3)   INVENTORIES

   A summary of inventories follows:

                           JULY 4,         DECEMBER 31,       JUNE 28,
                            1999              1998              1998
                           ------            ------            ------
Raw materials              $1,550             1,639             2,854
Work-in-process             2,601             2,474             3,274
Finished goods              2,401             2,226             2,969
Display models                734               781               451
                           ------            ------            ------
                           $7,286             7,120             9,548
                           ======            ======            ======


(4)   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                                          JULY 4,          DECEMBER 31,        JUNE 28,
                                                           1999               1998               1998
                                                          -------            -------            -------
Building and leasehold improvements                       $10,407             10,286             10,815
Equipment                                                   3,487              3,349              5,347
Furniture and fixtures                                      4,514              4,372              4,219
                                                          -------            -------            -------

                                                           18,408             18,007             20,381
Less accumulated depreciation and amortization              9,332              8,745             10,615
                                                          -------            -------            -------

                                                            9,076              9,262              9,766
Land                                                        2,178              2,164              2,180
                                                          -------            -------            -------

         Net property, plant and equipment                $11,254             11,426             11,946
                                                          =======            =======            =======


(5)   SEGMENT INFORMATION

    The Company has two reportable segments: Homes -- United States and Homes -- Canada. Homes --United States performs functions associated with engineering, custom design, drafting, customer service, logistics, special order materials and distribution planning for home sales worldwide. Homes -- Canada performs functions associated with inventory management of stock materials, materials staging, and home shipping for home sales worldwide. Homes -- United States primarily sells homes, at wholesale, to independent dealers while Homes -- Canada primarily sells homes, at wholesale, to Homes -- United States for resale to independent dealers. Prior to 1998, Homes -- Canada also operated the Company's sawmill, which produced a majority

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                July 4, 1999, December 31, 1998 and June 28, 1998
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


of the cedar used in houses. During 1998, the Company's sawmill operated only for a brief period of time in February and was sold in December 1998.

Information regarding the Company's reportable segments for the quarters and six month periods ended July 4, 1999 and June 28, 1998 follows:

                                                                                                  OTHER
                                                                                                  RECON-
                                        U.S.         CANADIAN                   INTERSEGMENT      CILING
                                       HOMES           HOMES       ALL OTHER    ELIMINATIONS       ITEMS        CONSOLIDATED
                                      -------        -------        -------        -------         -------         -------
QUARTER  ENDED JULY 4, 1999

Revenues from external
   customers                          $ 8,478            586          1,055             --              17          10,136
Intersegment revenues                   2,677          7,918          1,422        (12,017)             --              --
Gross profit                            1,793          3,112            460         (2,522)              8           2,851
Interest income                            66              9             --            (74)             74              75
Interest expense                           35             74             52            (74)             --              87
Depreciation and
   amortization                           141             31             89             --              44             305


QUARTER ENDED JUNE 28, 1998

Revenues from external
   customers                          $ 9,072          1,272          1,177             --             (44)         11,477
Intersegment revenues                   3,054          9,267          1,479        (13,820)             20              --
Gross profit                            1,781          3,729            238         (2,918)             (2)          2,828
Interest income                            32              8              3            (75)             75              43
Interest expense                           24             81             52            (75)              1              83
Depreciation and
   amortization                           166             36             97             --              10             309

SIX MONTHS ENDED JULY 4, 1999

Revenues from external
   customers                          $15,547            689          1,984             --              22          18,242
Intersegment revenues                   5,081         14,497          2,649        (22,227)             --              --
Gross profit                            3,240          5,334            695         (4,755)              5           4,519
Interest income                            98             20             --           (146)            146             118
Interest expense                           61            148            103           (146)              4             170
Depreciation and
   amortization                           290             60            179             --             100             629

SIX MONTHS ENDED JUNE 28, 1998

Revenues from external
   customers                          $13,618          1,729          1,819             --             (44)         17,122
Intersegment revenues                   4,325         13,950          2,454        (21,095)            366              --
Gross profit                            1,616          4,631            319         (4,057)             (3)          2,506
Interest income                            53             19              3           (152)            152              75
Interest expense                           56            158            107           (152)              1             170
Depreciation and
   amortization                           345             63            193             --              20             621

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                July 4, 1999, December 31, 1998 and June 28, 1998
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


(6)   COMPREHENSIVE EARNINGS (LOSS):

    Comprehensive earnings (loss) are as follows:

                                                SIX MONTHS ENDED            QUARTER ENDED
                                             --------------------        ---------------------
                                             JULY 4,     JUNE 28,         JULY 4,       JUNE 28,
                                               1999          1998           1999          1998
                                             ------        ------         ------        ------

Net earnings (loss)                          $  466        (1,161)           749           550
Other comprehensive earnings (loss) -
   foreign  currency translation                469          (227)           236          (336)
                                             ------        ------         ------        ------

Comprehensive earnings (loss)                $  935        (1,388)           985           214
                                             ======        ======         ======        ======


(7) SHORT-TERM INVESTMENTS:

    Short-term investments consist of securities maturing within one year, and are classified as available-for-sale. Accordingly, these investments are carried at fair value. Any unrealized holding gains and losses, net of income taxes, are immaterial at July 4, 1999.

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

The Company has four home products: Cedar: Frame, Cedar: Solid, Access and Select. The Cedar: Frame, Cedar: Solid and Access products predominantly utilize post and beam design and construction. The Cedar: Frame and Access products utilize a cavity wall. The Cedar: Solid utilizes, predominantly, a solid cedar wall. The Access home retains many of the features of the Cedar: Frame home, including a cavity wall. However, the base price of the Access product is approximately 25% to 30% less than the traditional Cedar: Frame home due to a less extensive package of materials and less expensive package components. The Select product utilizes a combination of post and beam and conventional design and construction including a cavity wall. The Select product combines the materials savings of the Access product with the economy of a conventionally framed home while using quality Lindal building materials.

The Company recognizes revenue from orders when the home package is shipped. Entering the third quarter of 1999, the total backlog, stated in dollars, increased $5 million (19%) to approximately $32 million from approximately $27 million in 1998. This increase is primarily attributable to the increased number of new orders received in the second quarter of 1999 as a result of a sales contest and an increase in the size and value of the new orders. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis. While the Company expects the majority of the current backlog will ship within the next 12 months, factors beyond the control of the Company such as weather conditions, customer financing, building permits or customer requested delays, may affect the actual delivery date of some portion of backlog orders beyond the twelve month period.

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

The Company is working to secure its cedar raw material needs on a long-term basis. As discussed in the Company's 1998 Annual Report on Form 10-K, the Company continues to seek approval of its proposed modifications to the terms and conditions of the 327,000 cubic meter timber sale awarded to the Company in 1996 by the Province of British Columbia. If approval is received, management believes that this timber sale will allow the Company to secure a supply of cedar for a minimum of the next five years. If such approval is received, management expects that timber harvesting will begin in the fourth quarter of 1999. The Company can not guarantee that such approval will be received.

The Company believes that this timber sale agreement will be moderately profitable, however it is not expected that this contract will be as profitable, on a relative basis, as the previously awarded timber sale. However, management believes obtaining this timber sale will greatly facilitate the procurement of cedar logs and/or cedar lumber.

Beginning July 30th, 1999 the Company's Surrey, British Columbia shipping facility was closed for 2 working days by a work stoppage that was not sanctioned by the IWA-Canada. Several employees of the sawmill, which was sold to an affiliate of Mill & Timber, Ltd. in December 1998, assembled an informational picket in respect to the fact that the sawmill was not operating. The affiliate of Mill & Timber, Ltd. will not operate the sawmill until approval of the modifications to the timber sale license is received from the British Columbia Minister of Forests.

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

The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:

                                   1ST QUARTER  2ND QUARTER   3RD QUARTER   4TH QUARTER
                           1999       8,105         10,136

                           1998       5,645         11,477        10,793        9,804

                           1997       7,540         14,913        14,298       12,097

                           1996       6,587         14,173        14,632       11,243

                           1995       6,630         13,947        11,536       10,198


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


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS No. 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement is effective for financial statements for years beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.


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

The Company has completed an assessment of the readiness of its core internal systems for handling the Year 2000. The Company's integrated manufacturing and accounting system, its core business system, has been upgraded to a Year 2000 certified compliant version. Internal testing of the upgraded software was completed in the second quarter of 1999 and it was determined that the software is Year 2000 compliant.

The Company's assessment of other, less vital internal systems has been completed. Those remaining IT and non-IT systems that were not Year 2000 ready have either been upgraded to Year 2000 compliant versions of the same software or hardware, or new Year 2000 compliant software and/or hardware has been acquired and implemented. Final testing of these less vital internal systems will be completed in the fourth quarter of 1999.

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


                                 SECOND QUARTER


NEW ORDERS

The dollar value of new orders taken increased 31% from the second quarter of 1998 compared to the second quarter of 1999. The number of new order units increased 28% in the same time period. The increase in the number and value of new orders in the second quarter of 1999 is primarily due to a sales contest, which ended in early July, providing a free Alaska cruise to those dealers whose sales during the contest period exceeded a minimum level.

The following table illustrates the percentage change in the number and dollar value of new orders for the second quarter of the current and each of the preceding 2 years:

               % CHANGE IN              1999         1998         1997
             ---------------------  -------------  ----------  ---------
             Units                      28%            -6%        -18%
             Dollar Value               31%             8%        -23%

The Access product represented 44% of new order units in the second quarter of 1999 compared to 53% of new order units in the second quarter of 1998. The dollar value of the Access product new orders was 41% of the total dollar value of new orders in the second quarter of 1999 compared to 48% in the second quarter of 1998. The new Select product represented 20% of the new order units and 15% of the total dollar value of new orders in the second quarter of 1999. The Select product was not available in 1998. Size and value of a home is a function of customer preference and may change somewhat from period to period.


REVENUE

Revenue decreased $1.34 million (12%) to $10.14 million in the second quarter of 1999 from $11.48 million in the second quarter of 1998, primarily due to the decrease in home revenue.

Revenue from homes decreased $1.44 million (16%) to $7.68 million in the second quarter of 1999 from $9.12 million in the second quarter of 1998. The number of houses shipped decreased 24% to 93 in the second quarter of 1999 from 122 in the second quarter of 1998. Management believes the decrease in home revenue is primarily related to the effect of the Company's Winter Works promotion and the mild winter weather experienced throughout most of the country both of which accelerated deliveries into the first quarter of 1999. The Winter Works promotion provided incentives for customers to take delivery of homes in the first quarter of 1999. In the first quarter of 1999 revenue from homes exceeded 1998 levels by $2.35 million (63%).

The Access product accounted for approximately 48% of home sales revenue and 56% of home units shipped in the second quarter of 1999 compared to 45% of home sales revenue and 52% of the house units shipped in the second quarter of 1998. The Select product accounted for approximately 4% of home sales revenue and 4% of home units shipped in the second quarter of 1999. The Select product was not available in 1998.

Revenue from sunrooms decreased $60,000 (12%) to $450,000 in the second quarter of 1999 from $510,000 in the second quarter of 1998.

Revenue from other sales, primarily material sales, increased $170,000 (9%) to $2.01 million in second quarter of 1999 from $1.84 million in the second quarter of 1998.

MATERIAL COSTS

Beginning in late 1996 and continuing through the end of 1997, the Company experienced escalating costs for lumber and wood products especially for cedar, the primary material used in the Company's homes, over historic levels. Material costs reached their peak in the fourth quarter of 1997 when material costs were 61% of revenue. Beginning in the first quarter of 1998 and continuing through the second quarter of 1999, the Company experienced softening of costs for lumber and wood products. In general, the Company continues to experience lower costs for lumber and wood products from the year ago period. The price for cedar has declined slightly from year ago levels and has become more predictable. As a result, the Company has not announced a price increase on its homes and related products in 1999. However, certain framing lumber and panel prices have increased significantly from their recent lows. Though the costs for framing lumber are largely protected by futures hedging, management anticipates these products will continue their upward trend throughout the third and into the fourth quarters. Management does not expect lumber and wood prices to reach the historic highs the Company experienced in 1997.

Management continues to evaluate all aspects of the cost of its products, including materials, design and construction, in order to develop alternatives or options that would lower the overall price of its products to the end consumer, without sacrificing the quality of it products.

In dollars, material costs decreased $1.2 million (20%) to $4.71 million in the second quarter of 1999 from $5.91 million in the second quarter of 1998 on 29 (24%) fewer home shipments.

As a percent of revenue, material costs were 46% in the second quarter of 1999 compared to 52% in the second quarter of 1998. The decrease in material costs as a percentage of revenue is due to lower lumber and wood costs, the effect of the price increase implemented in 1998, specification changes to product lines, the improved purchasing practices of the Company, and higher than anticipated duty refunds. Duty refunds totaled approximately $160,000 in the second quarter of 1999.


OTHER COST OF GOODS SOLD

Non material costs, included in the cost of goods sold, decreased $160,000 (6%) to $2.58 million in the second quarter of 1999 from $2.74 million in the second quarter of 1998. This is primarily due to decreases in manufacturing labor and labor related costs of $70,000 (7%), customer service costs of $30,000 (18%) and net decreases in other manufacturing costs of $60,000 (3%). The reduction in manufacturing labor and related expenses is primarily due to increased productivity in manufacturing and shipping operations and the reduced revenue in the second quarter of 1999. The remainder of the decrease was primarily due to aggressive containment of manufacturing costs.


GROSS PROFIT

The cumulative effect of price increases, lower non-material cost of goods sold, and lower material costs increased gross profit to 28.1% of revenue in the second quarter of 1999 compared to 24.6% of revenue in the second quarter of 1998.

The mix of home units sold also impacts gross profit. As a percent of total units sold, home units sold for Cedar Frame, Access, Cedar: Solid and Select for the second quarter of the current and each of the two preceding years is presented in the table below.

             HOME PRODUCT            1999       1998      1997
             ---------------------  --------  ---------  --------
             Cedar Frame               31%       43%        41%
             Access                    56%       51%        43%
             Select                     4%      N/A        N/A
             Cedar: Solid               9%        6%        16%

Although the Access and Select homes have lower material costs than the Cedar Frame home, the gross profit is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $290,000 (13%) to $1.96 million in the second quarter of 1999 from $2.25 million in the second quarter of 1998.

Selling, and general and administrative expenses decreased $300,000 (14%) to $1.85 million in the second quarter of 1999 from $2.15 million in the second quarter of 1998. Selling expenses decreased $170,000 (15%) to $940,000 in the second quarter of 1999 from $1.11 million in the second quarter of 1998. General and administrative expenses decreased $130,000 (13%) to $910,000 in the second quarter of 1999 from $1.04 million in the second quarter of 1998. The reductions in sales, and general and administrative costs are primarily due to general cost cutting measures implemented by management.

OTHER INCOME (EXPENSE), NET

Other income (expense), net decreased $90,000 (100%) to $0 in the second quarter of 1999 from $90,000 in the second quarter of 1998. This is primarily due to a reduced gain from foreign currency transactions, which decreased by $120,000 (162%) from the second quarter of 1998.

INCOME TAX EXPENSE

The Company recognized an income tax expense of $150,000 (16%) in the second quarter of 1999 compared to an income tax expense of $120,000 (18%) in the second quarter of 1998. The overall income tax expense recognized in the second quarter of 1999 was reduced due to the recognition of the income tax benefit from Canadian operations not recognized in the first quarter of 1999 and the recognition of the income tax benefit from the available carryforward of prior year Canadian operating losses which were not previously recognized. The Company did not recognize the income tax benefits in 1998 for prior year Canadian operating losses due to the inability to carryback the Canadian net operating losses and the uncertainty of utilizing the Canadian net operating losses against future taxable Canadian income. The income tax expense recognized in the second quarter of 1998 was reduced due to recognition of the income tax benefit from Canadian operations not recognized in the first quarter of 1998.

                                  YEAR-TO-DATE

NEW ORDERS

The dollar value of new orders taken increased 11% in the first six months of 1999 compared to the first six months of 1998. The number of new order units increased 7% in the same time period. The following table illustrates the percentage change in the number and dollar value of new orders for the first six months of the current and each of the preceding 2 years:

              % CHANGE IN              1999         1998         1997
            ---------------------  -------------  ----------  ------------
            Units                       7%           -23%        -12%
            Dollar Value               11%           -12%        -13%

The Access product represented 46% of new order units in the first six months of 1999 compared to 51% of new order units in the first six months of 1998. The dollar value of the Access product new orders was 42% of the total dollar value of new orders in the first six months of 1999 compared to 45% in the first six months of 1998. The new Select product represented 15% of the new order units and 11% of the total dollar value of new orders in the first six months of 1999. The Select product was not available in 1998. Size and value of a home is a function of customer preference and may change somewhat from period to period.


REVENUE

Revenue increased $1.12 million (7%) to $18.24 million in the first six months of 1999 from $17.12 million in the first six months of 1998, primarily due to increases in home revenue.

Revenue from homes increased $900,000 (7%) to $13.77 million in the first six months of 1999 from $12.87 million in the first six months of 1998. The number of houses shipped increased 1% to 169 in the first six months of 1999 from 168 in the first six months of 1998. The increased home revenue reported in the first quarter of 1999 was partially offset by the reduction in home revenue that occurred in the second quarter of 1999. The average revenue per home increased in the first six months of 1999 compared to the average revenue per home in the first six months of 1998.

The Access home accounted for approximately 44% of home sales revenue and 53% of home units shipped in the first six months of 1999 compared to 45% of home sales revenue and 52% of the home units shipped in the first six months of 1998. The Select product accounted for approximately 2% of home sales revenue and 2% of home units shipped in the first six months of 1999. The Select product was not available in 1998.

Revenue from sunrooms decreased $130,000 (15%) to $720,000 in the first six months of 1999 from $850,000 in the first six months of 1998.

Revenue from other sales, primarily material sales, increased $350,000 (10%) to $3.75 million in the first six months of 1999 from $3.4 million in the first six months of 1998.

MATERIAL COSTS

In dollars, material costs decreased $320,000 (4%) to $8.67 million in the first six months of 1999 from $8.99 million in the first six months of 1998 on 1 (1%) additional home shipment.

As a percent of revenue, material costs were 48% in the first six months of 1999 compared to 53% in the first six months of 1998. The decrease in material costs as a percentage of revenue is due to lower lumber and wood costs, the cumulative effect of the price increase implemented in 1998, higher than anticipated duty refunds and the improved purchasing practices of the Company. Duty refunds totaled approximately $160,000 in the second quarter of 1999.


OTHER COST OF GOODS SOLD

Non material costs, included in the cost of goods sold, decreased $570,000 (10%) to $5.05 million in the first six months of 1999 from $5.62 million in the first six months of 1998. This is primarily due to decreases in manufacturing labor and labor related costs of $330,000 (16%), customer service costs of $130,000 (30%) and net decreases in other manufacturing costs of $110,000 (4%). The reduction in manufacturing labor and related expenses is primarily due to increased productivity in manufacturing and shipping operations and the absence of sawmill labor in the first six months of 1999. The sawmill operated for only a brief period of time in the first six months of 1998. The remainder of the decrease was primarily due to aggressive containment of other manufacturing costs.


GROSS PROFIT

The cumulative effect of price increases, lower non-material costs of goods sold, and lower material costs increased gross profit to 24.8% of revenue in the first six months of 1999 compared to 14.6% of revenue in the first six months of 1998.

The mix of home units sold also impacts gross profit. As a percent of total units sold, home units sold for Cedar Frame, Access, Cedar: Solid and Select for the first six months of the current and each of the two preceding years is presented in the table below.

            HOME PRODUCT            1999       1998      1997
            ---------------------  --------  ---------  --------
            Cedar Frame               37%       42%        45%
            Access                    53%       52%        40%
            Select                     2%      N/A        N/A
            Cedar: Solid               8%        6%        15%

Although the Access and Select homes have lower material costs than the Cedar Frame home, the gross profit is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $530,000 (12%) to $3.94 million in the first six months of 1999 from $4.47 million in the first six months of 1998.

Selling, and general and administrative expenses decreased $530,000 (12%) to $3.71 million in the first six months of 1999 from $4.24 million in the first six months of 1998. Selling expenses decreased $290,000 (13%) to $1.89 million in the first six months of 1999 from $2.18 million in the first six months of 1998. General and administrative expenses decreased $230,000 (11%) to $1.82 million in the first six months of 1999 from $2.05 million in the first six months of 1998. The reductions in selling, and general and administrative costs are primarily due to general cost cutting measures implemented by management.

OTHER INCOME (EXPENSE), NET

Other income (expense), net decreased $230,000 (115%) to $(30,000) in the first six months of 1999 from $200,000 in the first six months of 1998. This is primarily due to a reduced gain from foreign currency transactions, which decreased by $250,000 (152%) from the first six months of 1998.

INCOME TAX EXPENSE (BENEFIT)

The Company recognized an income tax expense of $80,000 (15%) in the first six months of 1999 compared to an income tax benefit of $600,000 (34%) in the first six months of 1998. The overall income tax expense recognized in the first six months of 1999 was reduced due to the recognition of the income tax benefit from the available carryforward of prior year Canadian operating losses. The Company did not recognize the income tax benefits in 1998 for prior year Canadian operating losses due to the inability to carryback the Canadian net operating losses and the uncertainty of utilizing the Canadian net operating losses against future taxable Canadian income.

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

CASH FLOW

Cash and cash equivalents increased $70,000 (2%) to $3.53 million at July 4, 1999 from $3.46 million at December 31, 1998. This increase is primarily due to cash provided by operating activities of $3.4 million and the effect of currency exchange rates of $120,000, which was offset by cash used in investing and financing activities of $3.16 million and $280,000 respectively.

Cash flow from operating activities in the first six months of 1999 was $3.4 million compared to $670,000 cash used by operations in the first six months of 1998. In 1999, cash was provided by non-cash charges of $620,000, net earnings of $470,000, decreases in accounts and notes receivable of $450,000, increases in current liabilities of $1.81 million and net changes in other items of $50,000. In 1998, cash was provided by a decrease in inventory of $470,000 and non-cash charges of $680,000 while increases in account and notes receivables of $270,000, the net loss of $1.16 million, increases in prepaid expenses of $360,000 and other items of $30,000 used cash.

Investing activities used $3.16 million of cash in the first six months of 1999 compared to using $330,000 of cash in the first six months of 1998. In 1999, payments received on non-operating notes receivable provided $40,000 of cash while fixed asset purchases of $250,000 and net purchases of short-term investments of $2.95 million used cash. In 1998, $100,000 of cash was provided by the net change in non-operating notes receivables while $420,000 of cash was used to purchase fixed assets.

Financing activities used $280,000 of cash in the first six months of 1999 compared to using $30,000 of cash in the first six months of 1998. In 1999, proceeds from long-term debt provided $40,000 of cash while $50,000 of cash was used to repay long-term debt and $270,000 of cash was used to retire a short-term mortgage note payable. In 1998, $40,000 of cash was used to repay long-term debt, while proceeds from long-term debt provided $10,000 of cash.

ACCOUNTS RECEIVABLE

Net receivables decreased $450,000 (14%) to $2.69 million at July 4, 1999 from $3.14 million at December 31, 1998. This is primarily due to a decrease in trade receivables of $730,000 (36%) which decreased to $1.31 million at July 4, 1999 from $2.04 million at December 31, 1998. The decrease in trade receivables was partially offset by an increase in refundable federal taxes, which increased $300,000 (21%) to $1.72 million at July 4, 1999 from $1.42 million at December 31, 1998. This increase in refundable federal taxes is largely due to refundable Canadian goods and services taxes. Net receivables decreased $500,000 (16%) from June 28, 1998, primarily due to reductions in trade receivables of $330,000 (20%) and refundable federal taxes of $170,000 (9%).

INVENTORY

Production inventories (raw materials, work-in-process, and finished goods) increased $210,000 (3%) to $6.55 million at July 4, 1999 from $6.34 million at December 31, 1998. This reflects an increase in the value and quantity of certain lumber and wood products, which was offset by a decrease in the inventory quantity of cedar. Improved management of the Company's inventory has decreased the inventory levels necessary to meet the requirements of the usually busier summer shipping schedules.

Production inventories decreased $2.55 million (28%) to $6.55 million at July 4, 1999 from $9.10 million at June 28, 1998. This is largely due to improved inventory management, reduced log inventory due to the sale of the sawmill, reduced inventory of cedar and other lumber and wood products and the softening of costs in the lumber and forest products markets.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.


SHORT-TERM INVESTMENTS

Short-term investments increased $2.96 million to $3.03 million at July 4, 1999 from $70,000 at December 31, 1998 largely due to cash generated from operations, including deposits accompanying the increase in new home orders received in the second quarter of 1999.


LIABILITIES

Accounts payable and accrued expenses increased $590,000 (29%) to $2.62 million at July 4, 1999 from $2.03 million at December 31, 1998. This increase is primarily due to increased sales volume, the increase in non-cedar inventory costs, and other seasonal factors. Accounts payable and accrued expenses decreased $390,000 (13%) to $2.62 million from $3.01 million at June 28, 1998. This decrease largely reflects the improvement in the overall cash position of the Company, and the decrease in inventory levels.

Notes payable decreased $270,000 (100%) to $0 at July 4, 1999 from $270,000 at December 31, 1998. In March 1999, the Company paid off the mortgage note on a Company owned display court.

Customer deposits increased $1.24 million (31%) to $5.18 million at July 4, 1999 from $3.94 million at December 31, 1998 and increased $1.57 (43%) million from the June 28, 1998 levels. These increases are largely due to the increased new orders received in the second quarter of 1999 and the increase in the average value of new orders.


CAPITAL EXPENDITURE FINANCING

As discussed earlier, the Company continues to seek approval of its proposed modification to the terms and conditions of the 327,000 cubic meter timber sale awarded to the Company in 1996 by the Province of British Columbia. Should the Company not receive approval of its proposed modification to the terms of its second timber sale from Canadian regulatory authorities, the Company, in order to preserve the timber sale, would consider alternative financing methods for the expansion of its operations in British

Columbia. Such alternatives would include, but not be limited to, debt financing, lease financing, other joint venture agreements or combinations of the aforementioned. The Company is also considering other available operational options, including further consolidation of its operations, in the event that approval of the modifications to the timber sale is not received.

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

The Company, from time to time, enters into futures contracts to hedge future purchases of specific types and grades of non-cedar lumber with the objective of reducing risk due to market fluctuations. The aggregate commitment underlying the Company's futures contracts and deferred losses from hedged lumber were not material at July 4, 1999. Such losses in fair value, if realized, would be reduced by lower costs of the lumber purchased at market value.

The Company is subject to foreign currency exchange rate exposure, primarily related to Canadian operations and the sale of homes to Canadian customers. Home sales into countries other than Canada are made in U.S. dollars. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The Company's exposure to changes in interest rates is minimal. Interest on short-term investments of less than 90 days is primarily based on market interest rates. At July 4, 1999, the Company's investment in fixed rate instruments was approximately $3.03 million. All of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate. At July 4, 1999, the Company had no amounts owing on the line of credit.

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES


Item 4 - Results of Votes of Securities Holders

The following matters were approved by the shareholders at the Company's Annual Meeting of Shareholders held on June 3, 1999:

   PROPOSAL                                                                               AUTHORITY
    NUMBER              DESCRIPTION OF PROPOSAL                FOR        AGAINST      WITHHELD/ABSTAIN
  -----------    ---------------------------------------    ----------    ---------    -----------------
      1.         Election of Directors:
                         Douglas F. Lindal                  2,795,848        13,276
                         Sir Walter Lindal                  2,796,532        12,592
                         William M. Weisfield               2,795,848        13,276
                         Steven G. Conley                   2,797,848        11,276

      2.         Ratification of KPMG, LLP as the
                 Company's independent auditors for
                 the year ending December 31, 1999          2,802,341         4,426             2,357



   PART II: OTHER INFORMATION

   Item 6(a)  Exhibits

   The following exhibits are being filed:

            27        Financial Data Schedule for period ended July 4, 1999



   Item 6(b) - REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed during the second quarter of 1999.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                                   Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LINDAL CEDAR HOMES, INC.

                        By:  /s/             Robert W. Lindal
                             -------------------------------------------------
                                             Robert W. Lindal
                                   Chairman and Chief Executive Officer

                        By:  /s/               Dennis Gregg
                             -------------------------------------------------
                                               Dennis Gregg
                                         Chief Financial Officer

DATE:
August 17, 1999

                            Lindal Cedar Homes, Inc.
                                  Exhibit Index

Exhibits are numbered in accordance with Item 601 of Regulation S-B

 EXHIBIT
 NUMBERS                              DESCRIPTION
------------    --------------------------------------------------------
    27          Financial Data Schedule for period ended July 4, 1999


