Form 10-Q
period 1999-10-03
LINDAL CEDAR HOMES INC /DE/
filed 1999-11-17
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended October 3, 1999.

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

Yes     [X]    No     [ ]

Common stock outstanding at October 3, 1999: 4,131,277 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
Part I                Financial Information

         Item 1       Financial Statements
                            Condensed Consolidated Balance Sheets                    4
                            Condensed Consolidated Statements of Operations          5
                            Condensed Consolidated Statements of Cash Flows          6
                            Notes to Condensed Consolidated Financial Statements     7

         Item 2       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations           11

         Item 3       Quantitative and Qualitative Disclosures about Market Risk    19


Part II               Other Information                                             21

         Item 1       Legal Proceedings                                             21
         Item 6(a)    Exhibits                                                      21
         Item 6(b)    Reports on Form 8-K                                           21

         Signatures                                                                 22

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            October 3, 1999, December 31, 1998 and September 27, 1998
             (Dollar amounts in thousands, except per share amounts)

                                                          OCTOBER 3,                        SEPTEMBER 27,
                                                            1999           DECEMBER 31,         1998
                                                         (UNAUDITED)          1998           (UNAUDITED)
                                                         -----------       ------------     -------------
                  Assets
Current assets
    Cash and cash equivalents                            $  4,098              3,457              2,701
    Short-term investments                                  3,999                 72                 73
    Receivables:
        Trade                                               1,550              2,043              1,424
        Refundable federal taxes                            1,056              1,420              1,813
                                                         --------           --------           --------
                                                            2,606              3,463              3,237
        Less allowance for doubtful receivables               335                320                340
                                                         --------           --------           --------
                 Net receivables                            2,271              3,143              2,897
    Inventories                                             7,645              7,120              9,253
    Promotional material                                      536                854                939
    Other current assets                                      844                713                667
                                                         --------           --------           --------
                 Total current assets                      19,393             15,359             16,530
Other assets                                                1,506              1,357              1,297
Property, plant and equipment, net                         11,046             11,426             11,733
                                                         --------           --------           --------
                                                         $ 31,945             28,142             29,560
                                                         ========           ========           ========
    Liabilities and Stockholders' Equity

Current liabilities
    Current installments of long-term debt               $    200                190                184
    Notes payable                                              --                266                 --
    Accounts payable and accrued expenses                   3,225              2,027              2,657
    Income taxes payable                                      177                 --                 77
    Customer deposits                                       5,339              3,940              4,324
                                                         --------           --------           --------
                 Total current liabilities                  8,941              6,423              7,242

Long-term debt, excluding current
installments                                                4,556              4,604              5,066
Deferred income taxes                                         296                325                343

Stockholders' equity:
    Common stock                                               41                 41                 41
    Additional paid-in capital                             16,059             16,049             16,033
    Accumulated other comprehensive loss                   (1,051)            (1,450)            (1,285)
    Retained earnings                                       3,103              2,150              2,120
                                                         --------           --------           --------
                 Total stockholders' equity                18,152             16,790             16,909
                                                         --------           --------           --------
                                                         $ 31,945             28,142             29,560
                                                         ========           ========           ========

See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the periods ended October 3, 1999 and September 27, 1998
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                NINE MONTHS ENDED                     QUARTERS ENDED
                                                          -------------------------------       ------------------------------
                                                          OCTOBER 3,        SEPTEMBER 27,       OCTOBER 3,       SEPTEMBER 27,
                                                               1999               1998               1999              1998
                                                          ----------        -------------       ----------       -------------
Revenue                                                    $ 28,812             27,914             10,570            10,793
Cost of goods sold                                           21,668             23,259              7,945             8,644
                                                           --------           --------           --------          --------
        Gross profit                                          7,144              4,655              2,625             2,149

Operating expenses:
     Selling, general and administrative expenses             5,725              6,103              2,014             1,868
     Display court expenses                                     363                353                130               123
                                                           --------           --------           --------          --------
        Total operating expenses                              6,088              6,456              2,144             1,991
                                                           --------           --------           --------          --------
        Operating income (loss)                               1,056             (1,801)               481               158

Other income (expense):
     Rental income                                              170                193                 59                66
     Interest income, net                                       (16)              (154)                36               (59)
     Other income, net                                          (27)               277                 60               111
                                                           --------           --------           --------          --------
        Other income, net                                       127                316                155               118
                                                           --------           --------           --------          --------
        Earnings (loss) before income taxes                   1,183             (1,485)               636               276
Income tax expense (benefit)                                    230               (520)               149                81
                                                           --------           --------           --------          --------
        Net earnings (loss)                                $    953               (965)               487               195
                                                           ========           ========           ========          ========
Basic and diluted  - earnings (loss) per
common share                                               $    .23               (.23)               .12               .05
                                                           ========           ========           ========          ========


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine-months ended October 3, 1999 and September 27, 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                        OCTOBER 3,      SEPTEMBER 27,
                                                                            1999              1998
                                                                        ----------      -------------
Cash flows from operating activities:
     Net earnings (loss)                                                 $   953              (965)
     Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
           Depreciation and amortization                                   1,018               999
           Deferred income tax expense (benefit)                            (213)               65
           Loss on disposal of assets                                        (26)               --
           Compensation expense related to restricted stock                    9                --
           Change in operating assets and liabilities:
                  Net trade and operating notes receivable                 1,145              (186)
                  Inventories                                               (432)              820
                  Prepaid expenses and promotional materials                 250              (295)
                  Current liabilities other than current
                  installments of long-term debt                           2,511               662
                  Other                                                     (326)               (7)
                                                                         -------           -------
                     Net cash provided by operating activities             4,889             1,093

Cash flows from investing activities:
     Purchase of investments                                              (5,899)              (75)
     Maturity of investments                                               1,974                75
     Repayment of non-operating notes receivable                             152               154
     Purchase of property, plant and equipment                              (332)             (589)
     Proceeds from sale of property, plant and equipment                      31                --
     Disbursements for non-operating notes receivable                         --               (58)
                                                                         -------           -------
                     Net cash used in investing activities                (4,074)             (493)

Cash flows from financing activities:
   Repayment of long-term debt                                               (83)              (58)
   Proceeds from long-term debt                                               35                10
   Proceeds from notes payable                                                --             2,132
   Repayment of current notes payable                                       (266)           (1,800)
                                                                         -------           -------
                     Net cash provided by (used in) financing
                     activities                                             (314)              284
Effect of exchange rate changes on cash and cash equivalents                 140              (469)
                                                                         -------           -------
                      Net increase in cash and cash equivalents              641               415
Cash and cash equivalents at beginning of period                           3,457             2,286
                                                                         -------           -------
Cash and cash equivalents at end of period                                 4,098             2,701
                                                                         =======           =======

Supplemental disclosures of cash flow information - cash  paid
(received)
   during period for:
         Interest                                                        $   191               201
         Income taxes                                                        (99)               89
                                                                         =======           =======



See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1999, December 31, 1998, and September 27, 1998
                 (Amounts in thousands,except per share amounts)
                                   (Unaudited)

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

   The financial results presented herein for the quarter and nine-month periods ended September 27, 1998 contain a pre-tax loss of $30 and $265, respectively, associated with the Company's sawmill, which was sold in the fourth quarter of 1998.


(2) EARNINGS (LOSS) PER COMMON SHARE

   The following tables present basic and diluted earnings (loss) per share and reconciles the numerator and denominator of the basic and diluted per share computations:

                                            NET EARNINGS           WEIGHTED         NET EARNINGS
                                              (LOSS)            AVERAGE SHARES         (LOSS)
                                            (NUMERATOR)         (DENOMINATOR)         PER SHARE
                                            ------------        --------------      -------------
Quarter ended October 3, 1999:
     Basic earnings per share                  $ 487                 4,126                $.12
     Effect of dilutive options                   --                    25                  --
                                            ------------        --------------      -------------
     Diluted earnings per share                $ 487                 4,151                $.12
                                            ============        ==============      =============
Quarter ended September 27, 1998:
     Basic earnings per share                  $ 195                 4,118                $.05
     Effect of dilutive options                   --                    --                  --
                                            ------------        --------------      -------------
     Diluted earnings per share                $ 195                 4,118                $.05
                                            ============        ==============      =============
Nine-months ended October 3, 1999:
     Basic earnings per share                  $ 953                 4,126                $.23
     Effect of dilutive options                   --                    19                  --
                                            ------------        --------------      -------------
     Diluted earnings per share                $ 953                 4,145                $.23
                                            ============        ==============      =============
Nine-months ended September 27, 1998:
     Basic loss per share                      $(965)                4,118                $(.23)
     Effect of dilutive options                   --                    --                  --
                                            ------------        --------------      -------------
     Diluted loss per share                    $(965)                4,118                $(.23)
                                            ============        ==============      =============


                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1999, December 31, 1998, and September 27, 1998
                 (Amounts in thousands,except per share amounts)
                                   (Unaudited)

Options to purchase shares of common stock where the exercise price exceeds the average market price were excluded from the computations for 1999 and 1998 because they would be anti-dilutive. All options are considered to be anti-dilutive in periods where there is a net loss. Anti-dilutive options excluded from the computations are as follows:

                                                       ANTI-DILUTIVE
                                                          OPTIONS
                                                       --------------
                   Quarter ended October 3, 1999            404
                   Quarter ended September 27, 1998         486
                   Nine-months ended October 3, 1999        404
                   Nine-months ended September 27, 1998     486



(3) INVENTORIES

   A summary of inventories follows:

                                            OCTOBER 3,         DECEMBER 31,       SEPTEMBER 27,
                                               1999               1998                1998
                                         -----------------  -----------------   -----------------
            Raw materials             $         1,740               1,639             2,706
            Work-in-process                     2,666               2,474             2,851
            Finished goods                      2,528               2,226             2,783
            Display models                        711                 781               913
                                         -----------------  -----------------   -----------------
                                      $         7,645               7,120             9,253
                                         =================  =================   =================


(4) PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                                  OCTOBER 3,     DECEMBER 31,    SEPTEMBER 27,
                                                     1999            1998             1998
                                                 ------------    ------------    ------------
Building and leasehold improvements              $    $10,388      10,286           10,654
Equipment                                               3,472       3,349            5,411
Furniture and fixtures                                  4,543       4,372            4,252
                                                 ------------     -------          -------
                                                       18,403      18,007           20,317
Less accumulated depreciation and
amortization                                            9,532       8,745           10,815
                                                 ------------     -------          -------
                                                        8,871       9,262            9,502
Land                                                    2,175       2,164            2,231
                                                 ------------     -------          -------
         Net property, plant and equipment       $     11,046      11,426           11,733
                                                 ============     =======          =======


(5) SEGMENT INFORMATION

    The Company has two reportable segments: Homes -- United States and Homes -- Canada. Homes -- United States performs functions associated with engineering, custom design, drafting, customer service, logistics, special order materials and distribution planning for home sales worldwide. Homes -- Canada performs functions associated with inventory management of stock materials, materials staging, and home shipping for home sales worldwide. Homes -- United States primarily sells homes, at wholesale, to independent dealers while Homes -- Canada primarily sells homes, at wholesale, to Homes -- United States for resale to independent dealers. Prior to 1998, Homes -- Canada also operated the Company's sawmill, which

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1999, December 31, 1998, and September 27, 1998
                 (Amounts in thousands,except per share amounts)
                                   (Unaudited)

produced a majority of the cedar used in houses. During 1998, the Company's sawmill operated only for a brief period of time in February and was sold in December 1998.

Information regarding the Company's reportable segments for the quarters and nine month periods ended October 3, 1999 and September 27, 1998 follows:

                                                                                             OTHER
                                            U.S.       CANADIAN             INTERSEGMENT   RECONCILING
                                           HOMES        HOMES     ALL OTHER ELIMINATIONS     ITEMS      CONSOLIDATED
                                          -------     ---------   --------- ------------   -----------  ------------
QUARTER  ENDED OCTOBER 3, 1999

Revenues from external
   customers                              $ 8,586         885       1,099          --           --          10,570
Intersegment revenues                       3,583       8,146       1,575     (13,304)          --              --
Gross profit                                2,487       2,946         447      (3,251)          (4)          2,625
Interest income                               102           5          --         (73)          73             107
Interest expense                               18          73          53         (73)          --              71
Depreciation and
   amortization                               262          37         125          --          (35)            389


QUARTER ENDED SEPTEMBER 27, 1998

Revenues from external
   customers                              $ 8,703         982       1,104          --            4          10,793
Intersegment revenues                       3,079       8,210       1,562     (12,846)          (5)             --
Gross profit                                1,954       2,649         147      (2,598)          (3)          2,149
Interest income                                20           9          --         (72)          72              29
Interest expense                               30          76          54         (72)          --              88
Depreciation and
   amortization                               218          28         121          --           11             378

NINE-MONTHS  ENDED OCTOBER 3 1999

Revenues from external
   customers                              $24,133       1,574       3,083          --           22          28,812
Intersegment revenues                       8,664      22,643       4,224     (35,531)          --              --
Gross profit                                5,727       8,280       1,142      (8,006)           1           7,144
Interest income                               200          25          --        (219)         219             225
Interest expense                               79         222         156        (219)           3             241
Depreciation and
   amortization                               552          97         304          --           65           1,018

NINE-MONTHS  ENDED SEPTEMBER 27, 1998

Revenues from external
   customers                              $22,320       2,711       2,923          --          (40)         27,914
Intersegment revenues                       7,404      22,160       4,016     (33,941)         361              --
Gross profit                                3,570       7,280         466      (6,655)          (6)          4,655
Interest income                                74          29           1        (224)         224             104
Interest expense                               87         234         161        (224)          --             258
Depreciation and
   amortization                               563          91         314          --           31             999


                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1999, December 31, 1998, and September 27, 1998
                 (Amounts in thousands,except per share amounts)
                                   (Unaudited)

(6) COMPREHENSIVE EARNINGS (LOSS):

    Comprehensive earnings (loss) are as follows:

                                                   NINE-MONTHS ENDED                 QUARTER ENDED
                                             ----------------------------     -----------------------------
                                             OCTOBER 3,     SEPTEMBER 27,     OCTOBER 3,      SEPTEMBER 27,
                                                 1999            1998             1999             1998
                                             ----------     -------------     ----------      -------------
Net earnings (loss)                            $  953            (965)             487              195
Other comprehensive earnings (loss) -
   foreign  currency translation                  399            (574)             (70)            (346)
                                             ----------     -------------     ----------      -------------
Comprehensive earnings (loss)                  $1,352          (1,539)             417             (151)
                                             ==========     =============     ==========      =============


(7) SHORT-TERM INVESTMENTS:

    Short-term investments consist of securities maturing within one year, and are classified as available-for-sale. Accordingly, these investments are carried at fair value. Any unrealized holding gains and losses, net of income taxes, are immaterial at October 3, 1999.

(8) CONTINGENCIES:

    In November, the Company was involved in an unsuccessful mediation with six former and current dealers relating to alleged damages arising from the Company's termination or threatened termination of their dealership agreements and the Company's alleged damages resulting from the dealers' breach of contract. The Company's dealer agreement provides that, following unsuccessful mediation, a dealer may pursue claims under the agreement only through an arbitration proceeding binding on the dealer and the Company. The Company believes that the dealers' claims are without merit and will defend itself vigorously. At this time the Company is unable to assess the potential amount of actual damages, if any. At the end of the third quarter the Company had not accrued any amounts relating to these claims.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Lindal Cedar Homes, Inc. (the "Company") is primarily engaged in the manufacture and distribution of custom cedar homes, windows and sunrooms. The Company also re-manufactures standard dimensional cedar lumber. Cedar lumber that meets the Company's quality standards is combined with manufactured and/or purchased windows, sunrooms, and other purchased forest products and building materials into home packages which can be shipped nationally and internationally to the home buyer's construction site. Re-manufactured cedar lumber that is not of a grade suitable for use in homes is sold on the open lumber market.

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

The Company recognizes revenue from orders when the home package is shipped. Entering the fourth quarter of 1999, the total backlog, stated in dollars, increased $6 million (22%) to approximately $33 million from approximately $27 million in 1998. The backlog was approximately $31 million entering the third quarter of 1999. This increase is primarily attributable to the increased number of new orders received in the second quarter of 1999 as a result of a sales contest and continued strong new orders in the third quarter of 1999. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis. While the Company expects the majority of the current backlog will ship within the next 12 months, factors beyond the control of the Company such as weather conditions, customer financing, building permits or customer requested delays, may affect the actual delivery date of some portion of backlog orders beyond the twelve month period.

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

The Company is working to secure its cedar raw material needs on a long-term basis. As discussed in the Company's 1998 Annual Report on Form 10-K, the Company continues to seek approval of its proposed modifications to the terms and conditions of the 327,000 cubic meter timber sale awarded to the Company in 1996 by the Province of British Columbia. If approval is received, management believes that this timber sale will allow the Company to secure a supply of cedar for a minimum of the next five years. If such approval is received, management expects that timber harvesting will begin sometime in the second quarter of 2000. Based on recent information the Company has received, management believes that approval of its proposed modifications to the terms and conditions of the timber sale is likely to be received.

Although green cedar lumber is the primary raw material used in manufacturing, the Company purchases substantial quantities of forest products on the commodity market to ship in its home packages. Presently, the Company does not anticipate any serious long-term problems in securing the needed forest products in the foreseeable future. The Company does expect that there may be occasional, temporary shortages of cedar logs or cedar lumber and that price volatility of cedar logs, green cedar lumber, other species of lumber and other forest products may occur from time to time. For this reason, the Company hedges a portion of its non-cedar lumber needs using options and futures contracts. The Company sometimes makes selected strategic purchases, when relatively favorable prices exist in the market, of larger quantities than it has historically. These purchases are not expected to be in excess of anticipated needs.

The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:

                      1ST QUARTER  2ND QUARTER   3RD QUARTER  4TH QUARTER

              1999       8,105         10,136        10,570

              1998       5,645         11,477        10,793        9,804

              1997       7,540         14,913        14,298       12,097

              1996       6,587         14,173        14,632       11,243

              1995       6,630         13,947        11,536       10,198


As discussed in the Company's 1998 Annual Report on Form 10-K, the Central Puget Sound Regional Transit Authority, a governmental agency, has notified the Company that the site occupied by the Company's head office, display court and adjacent business park, in Seattle, Washington, has been identified as the preferred site for the location of a light rail maintenance base. Management believes that the designation as the "preferred" site will have a negative impact on the Company's ability to renew business park leases as they expire. The Central Puget Sound Regional Transit Authority is expected to make its final site selection in November 1999. In the event that the Central Puget Sound Regional Transit Authority chooses the Company's property as its final site selection for the maintenance base, management believes that the Company will receive fair market value for the property surrendered. Although the Company has not received official notification, recent public and private statements by officials of the Central Puget Sound Regional Transit Authority indicate that the Company's site will not be chosen as the final site selection.


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

The Company's assessment of other, less vital internal systems has been completed. Those remaining IT and non-IT systems that were not Year 2000 ready have either been upgraded to Year 2000 compliant versions of the same software or hardware, or new Year 2000 compliant software and/or hardware has been acquired and implemented. Final testing of these less vital internal systems has been completed.

Management believes all material internal systems will be compliant by the Year 2000 and that the cost to address the issue will not be material. Nevertheless, the Company will create contingency plans for certain internal systems, as Year 2000 compliance cannot be definitively determined.

All organizations must assess the effect the Year 2000 issue will have on their third party supply chain. The Company has identified its key vendors and is continuing to survey these key vendors to understand their ability to continue providing services and products through the change to Year 2000. The Company will create contingency plans for these key vendors. The Company is not dependent on any one vendor as a source for its materials and alternate vendors are available for all materials it uses in the manufacture and shipment of its homes.

The Company is continuing its assessment of other third party vendors and will develop contingency plans that include the identification of alternate suppliers. Management currently expects that its contingency plans will be completed in the fourth quarter of 1999.

The Company is also working with its dealers to determine their ability to sell the Company's products through the Year 2000. The Company will partner with them if necessary, to avoid any business interruptions in 2000. The Company's dealers are not dependent on computerized systems for the acceptance of new orders or transmission of new orders to the Company.

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


                                  THIRD QUARTER


NEW ORDERS

The dollar value of new orders received increased 12% in the third quarter of 1999 compared to the third quarter of 1998. The number of new order units increased 16% in the same time period. The increase in the number and value of new orders in the third quarter of 1999 is primarily due to the new order activity generated from the second quarter sales contest, which ended in early July and other, more recent sales promotions.

The following table illustrates the percentage change in the number and dollar value of new orders for the third quarter of the current and each of the preceding 2 years:

             % CHANGE IN               1999         1998         1997
           -----------------         --------     --------     --------
           Units                        16%          7%          19%
           Dollar Value                 12%          7%          29%

The Access product represented 38% of new order units in the third quarter of 1999 compared to 53% of new order units in the third quarter of 1998. The dollar value of the Access product new orders was 39% of the total dollar value of new orders in the third quarter of 1999 compared to 43% in the third quarter of 1998. The new Select product represented 19% of the new order units and 13% of the total dollar value of new orders in the third quarter of 1999. The Select product was not available in 1998. Size and value of a home is a function of customer preference and may change somewhat from period to period.


REVENUE

Revenue decreased $220,000 (2%) to $10.57 million in the third quarter of 1999 from $10.79 million in the third quarter of 1998, primarily due to the decrease in home revenue.

Revenue from homes decreased $240,000 (3%) to $8.56 million in the third quarter of 1999 from $8.8 million in the third quarter of 1998. The number of houses shipped increased 6% to 116 in the third quarter of 1999 from 109 in the third quarter of 1998. Management believes the decrease in home revenue combined with the increase in the number of units shipped is primarily related to the increase in combined sales of the Company's lower priced Access and Select products. The size and value of a home is also a function of customer preference.

The Access product accounted for approximately 39% of home sales revenue and 43% of home units shipped in the third quarter of 1999 compared to 43% of home sales revenue and 51% of the house units shipped in the third quarter of 1998. The Select product accounted for approximately 12% of home sales revenue and 17% of home units shipped in the third quarter of 1999. The Select product was not available in 1998.

Revenue from sunrooms decreased $50,000 (12%) to $380,000 in the third quarter of 1999 from $430,000 in the third quarter of 1998.

Revenue from other sales, primarily material sales, increased $70,000 (4%) to $1.63 million in third quarter of 1999 from $1.56 million in the third quarter of 1998.

MATERIAL COSTS

Beginning in late 1996 and continuing through the end of 1997, the Company experienced escalating costs for lumber and wood products especially for cedar, the primary material used in the Company's homes, over historic levels. Material costs reached their peak in the fourth quarter of 1997 when material costs were 61% of revenue. Beginning in the first quarter of 1998 and continuing through the second quarter of 1999, the Company generally experienced softening of costs for lumber and wood products. In general, the Company continues to experience lower costs for lumber and wood products from the year ago period. The price for cedar has declined slightly from year ago levels and has become more predictable. As a result, the Company has not announced a price increase on its homes and related products in 1999. However, certain framing lumber and panel prices increased significantly during the second and early third quarters. Prices for these items have retreated from their recent highs. Though the costs for framing lumber are largely protected by futures hedging, management anticipates these products will continue their downward trend into the fourth quarter.

Management continues to evaluate all aspects of the cost of its products, including materials, design and construction, in order to develop alternatives or options that would lower the overall price of its products to the end consumer, without sacrificing the quality of it products.

In dollars, material costs decreased $690,000 (12%) to $5.14 million in the third quarter of 1999 from $5.83 million in the third quarter of 1998 on 7 (6%) additional home shipments.

As a percent of revenue, material costs were 49% in the third quarter of 1999 compared to 46% in the second quarter of 1999 and 54% in the third quarter of 1998. The increase in material costs as a percentage of revenue over the second quarter of 1999 is largely due to the increased costs of framing lumber and wood panels and increased sales of the lower priced Select product. The decrease in material costs as a percentage of revenue from year ago levels is due to generally lower lumber and wood costs, the effect of the price increase implemented in 1998, specification changes to product lines, and the improved purchasing practices of the Company. The overall reduction in material costs as a percentage of revenue from year ago levels was partially mitigated by the increased sales of the lower priced Access and Select products to produce the net change above.

OTHER COST OF GOODS SOLD

In the third quarter of 1999, non-material costs included in the cost of goods sold approximated the levels incurred in the third quarter of 1998 despite the increase in the number of houses shipped.


GROSS PROFIT

The cumulative effect of price increases and lower material costs increased gross profit to 24.8% of revenue in the third quarter of 1999 compared to 19.9% of revenue in the third quarter of 1998. Gross profit was 28.1% of revenue in the second quarter of 1999.

The mix of home units sold also impacts gross profit. The Access and Select products represent 60% of the total home units shipped in the third quarter of 1999 compared to 51% in the third quarter of 1998. Although the Access and Select homes have lower material costs than the Cedar Frame home, the gross margin is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, increased $150,000 (8%) to $2.14 million in the third quarter of 1999 from $1.99 million in the third quarter of 1998.

Selling, and general and administrative expenses increased $140,000 (7%) to $2.01 million in the third quarter of 1999 from $1.87 million in the third quarter of 1998. Selling expenses increased $100,000 (10%) to $1.08 million in the third quarter of 1999 from $980,000 in the third quarter of 1998. This is largely due to increased advertising, new dealer acquisition and training costs, and accrued employee profit sharing expenses. General and administrative expenses increased $60,000 (7%) to $940,000 in the third quarter of 1999 from $880,000 in the third quarter of 1998. This increase is primarily due to accrued employee profit sharing expenses. There was no selling, or general and administrative employee profit sharing amounts accrued in the third quarter of 1998.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased $40,000 (33%) to $160,000 in the third quarter of 1999 from $120,000 in the third quarter of 1998. Interest income increased $80,000, which was offset by a $80,000 decrease in the gain from foreign currency translation. Sale of assets produced a gain of $30,000 in the third quarter of 1999.

INCOME TAX EXPENSE

The Company recognized an income tax expense of $150,000 (23%) in the third quarter of 1999 compared to an income tax expense of $80,000 (29%) in the third quarter of 1998. The overall income tax expense recognized in the third quarter of 1999 was reduced due to the effect of Canadian tax rates that differ from U.S. tax rates. The overall income tax expense recognized in the third quarter of 1998 was reduced due to recognition of an income tax benefit from Canadian operations not previously recognized.


                                  YEAR-TO-DATE

NEW ORDERS

The dollar value of new orders received increased 12% in the first nine months of 1999 compared to the first nine months of 1998. The number of new order units increased 10% in the same time period. The following table illustrates the percentage change in the number and dollar value of new orders for the first nine months of the current and each of the preceding 2 years:

           % CHANGE IN              1999         1998         1997
           -------------          --------     --------     --------
           Units                     10%         -14%          -5%
           Dollar Value              12%          -6%          -3%

The Access product represented 43% of new order units in the first nine months of 1999 compared to 52% of new order units in the first nine months of 1998. The dollar value of the Access product new orders was 41% of the total dollar value of new orders in the first nine months of 1999 compared to 44% in the first nine months of 1998. The new Select product represented 17% of the new order units and 12% of the total dollar value of new orders in the first nine months of 1999. The Select product was not available in 1998. Size and value of a home is a function of customer preference and may change somewhat from period to period.


REVENUE

Revenue increased $900,000 (3%) to $28.81 million in the first nine months of 1999 from $27.91 million in the first nine months of 1998, primarily due to increased home revenue.

Revenue from homes increased $660,000 (3%) to $22.33 million in the first nine months of 1999 from $21.67 million in the first nine months of 1998. The number of houses shipped increased 3% to 285 in the first nine months of 1999 from 277 in the first nine months of 1998. The average revenue per home increased slightly in the first nine months of 1999 compared to the average revenue per home in the first nine months of 1998.

The Access home accounted for approximately 42% of home sales revenue and 49% of home units shipped in the first nine months of 1999 compared to 45% of home sales revenue and 52% of the home units shipped in the first nine months of 1998. The Select product accounted for approximately 6% of home sales revenue and 8% of home units shipped in the first nine months of 1999. The Select product was not available in 1998. The first substantial shipments of the Select product occurred in the second quarter of 1999.

Revenue from sunrooms decreased $180,000 (14%) to $1.1 million in the first nine months of 1999 from $1.28 million in the first nine months of 1998.

Revenue from other sales, primarily material sales, increased $420,000 (8%) to $5.38 million in the first nine months of 1999 from $4.96 million in the first nine months of 1998.

MATERIAL COSTS

In dollars, material costs decreased $1.02 million (7%) to $13.81 million in the first nine months of 1999 from $14.83 million in the first nine months of 1998 on 8 (3%) additional home shipments.

As a percent of revenue, material costs were 48% in the first nine months of 1999 compared to 53% in the first nine months of 1998. The decrease in material costs as a percentage of revenue is due to lower lumber and wood costs, the cumulative effect of the price increase implemented in 1998, higher than anticipated duty refunds and the improved purchasing practices of the Company. Duty refunds totaled approximately $160,000 in the second quarter of 1999. The overall reductions in material costs as a percentage of revenue was partially mitigated by the increase in combined sales of the Access and Select products to produce the net change above.


OTHER COST OF GOODS SOLD

Non-material costs, included in the cost of goods sold, decreased $570,000 (7%) to $7.86 million in the first nine months of 1999 from $8.43 million in the first nine months of 1998. This is primarily due to decreases in manufacturing labor and labor related costs of $340,000 (11%), customer service costs of $110,000 (16%) and net decreases in other manufacturing costs of $120,000 (3%). The reduction in manufacturing labor and related expenses is primarily due to increased productivity in manufacturing and shipping operations and the absence of sawmill labor in the first nine months of 1999. The sawmill operated for only a brief period of time in the first nine months of 1998. The remainder of the decrease was primarily due to aggressive containment of other manufacturing costs.


GROSS PROFIT

The cumulative effect of price increases, lower non-material costs of goods sold, and lower material costs increased gross profit to 24.8% of revenue in the first nine months of 1999 compared to 16.7% of revenue in the first nine months of 1998.

The mix of home units sold also impacts gross profit. The Access and Select products represent 57% of the home units shipped in the first nine months of 1999 compared to 52% in the first nine months of 1998. Although the Access and Select homes have lower material costs than the Cedar Frame home, the gross margin is lower as well.

OPERATING EXPENSES

Total operating expenses, including display court expenses, decreased $370,000 (6%) to $6.09 million in the first nine months of 1999 from $6.46 million in the first nine months of 1998.

Selling, and general and administrative expenses decreased $380,000 (6%) to $5.72 million in the first nine months of 1999 from $6.10 million in the first nine months of 1998. Selling expenses decreased $210,000 (7%) to $2.96 million in the first nine months of 1999 from $3.17 million in the first nine months of 1998. General and administrative expenses decreased $180,000 (6%) to $2.76 million in the first nine months of 1999 from $2.94 million in the first nine months of 1998. The reductions in selling, and general and administrative costs are primarily due to general cost cutting measures implemented by management. Total operating expenses (selling, general and administrative and display court) for the first nine months of 1999 reflect the accrual of employee profit sharing expenses. There were no employee profit sharing amounts accrued in the nine months ended September 27, 1998.


OTHER INCOME (EXPENSE), NET

Other income (expense), net decreased $190,000 (59%) to $130,000 in the first nine months of 1999 from $320,000 in the first nine months of 1998. This is primarily due to reduced gains from foreign currency transactions, which decreased by $330,000 (119%) from the first nine months of 1998 which was partially offset by an increase of $120,000 (115%) in interest income.

INCOME TAX EXPENSE (BENEFIT)

The Company recognized an income tax expense of $230,000 (19%) in the first nine months of 1999 compared to an income tax benefit of $520,000 (35%) in the first nine months of 1998. The overall income tax expense recognized in the first nine months of 1999 was reduced due to the recognition of the income tax benefit from the available carryforward of prior year Canadian operating losses and the effect of Canadian tax rates that differ from U.S. tax rates. The Company did not recognize the income tax benefits in

1998 for 1998 and prior year Canadian operating losses due to the inability to carryback the Canadian net operating losses and the uncertainty of utilizing the Canadian net operating losses against future taxable Canadian income.

LIQUIDITY

The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber sales are made on terms common to the industry.

The Company primarily pays its vendors within stated terms and takes advantage of discounts for early payments whenever available. Operations and home and sunroom orders are the Company's primary source of cash.

The Company maintains a $1.5 million operating line of credit with a financial institution. The line of credit bears interest at the rate of prime plus 1% and is secured by a pledge of specific assets. The line of credit expires on December 31, 1999. The Company does not foresee the need to borrow on its operating line of credit during 1999.

CASH FLOW

In the first nine-months of 1999 cash and cash equivalents increased by $640,000. Operations generated cash of $4.89 million while additional cash of $220,000 was provided primarily by the repayment of notes receivable and proceeds from long-term debt. Of the available cash, $3.93 million was used to purchase short-term investments net of maturities, $350,000 was used to re-pay debt and $330,000 was used to purchase fixed assets. Exchange rates positively affected cash by $140,000.

In the first nine months of 1998 cash and cash equivalents increased by $420,000. Operations generated cash of $1.09 million while net additional cash of $500,000 was provided by the repayment of notes receivable, proceeds from long-term debt and the net change in notes payable. Of the available cash, $590,000 was used to purchase fixed assets and net cash of $110,000 was used to repay debt. Exchange rates had a negative effect of $470,000 on cash.

ACCOUNTS RECEIVABLE

Net receivables decreased $870,000 (28%) to $2.27 million at October 3, 1999 from $3.14 million at December 31, 1998. This is primarily due to a decrease in trade receivables of $490,000 (24%) and a decrease in refundable federal taxes of $360,000 (25%). The decrease in trade receivables is largely due to improved payments from dealers and other third parties due to seasonal factors. The decrease in refundable federal taxes is primarily due to the receipt of the refund claim of $400,000 from the 1998 loss. Net receivables decreased $630,000 (22%) from September 27, 1998, primarily due to reductions in refundable federal taxes of $750,000 (41%) which was offset by an increase in trade receivables of $130,000 (9%).

INVENTORY

Production inventories (raw materials, work-in-process, and finished goods) increased $590,000 (9%) to $6.93 million at October 3, 1999 from $6.34 million at December 31, 1998. This reflects an increase in the value and quantity of certain lumber and wood products, which was partially offset by a decrease in the inventory quantity of cedar.

Production inventories decreased $1.41 million (17%) to $6.93 million at October 3, 1999 from $8.34 million at September 27, 1998. This is largely due to improved inventory management, reduced log inventory due to the sale of the sawmill, reduced inventory of cedar and other lumber and wood products and the general softening of costs in the lumber and forest products markets experienced from the year ago period. Improved management of the Company's inventory has decreased the physical inventory levels necessary to meet the requirements of the usually busier summer and fall shipping schedules.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

SHORT-TERM INVESTMENTS

Short-term investments increased $3.93 million to $4.0 million at October 3, 1999 from $70,000 at December 31, 1998 largely due to cash generated from operations and from the increase in new home orders received in the second and third quarters of 1999.


LIABILITIES

Accounts payable and accrued expenses increased $1.20 million (59%) to $3.23 million at October 3, 1999 from $2.03 million at December 31, 1998. This increase is primarily due to the increase in non-cedar inventory costs and quantities, accrued employee profit sharing, the timing of regularly scheduled payment dates in relation to the end of the quarter and other seasonal factors. Accounts payable and accrued expenses increased $570,000 (21%) from $2.66 million at September 27, 1998. This increase reflects the accrued employee profit sharing and the timing of regularly scheduled payment dates in relation to the end of the quarter.

Notes payable decreased $270,000 (100%) to $0 at October 3, 1999 from $270,000 at December 31, 1998. In March 1999, the Company paid off the mortgage note on a Company owned display court.

Customer deposits increased $1.40 million (36%) to $5.34 million at October 3, 1999 from $3.94 million at December 31, 1998 and increased $1.02 (24%) million from the September 27, 1998 level. These increases are largely due to the increased new orders received in the second and third quarter of 1999 and, in general, the increase in the average value of new orders.


CAPITAL EXPENDITURE FINANCING

As discussed earlier, the Company continues to seek approval of its proposed modification to the terms and conditions of the 327,000 cubic meter timber sale awarded to the Company in 1996 by the Province of British Columbia. Should the Company not receive approval of its proposed modifications to the terms of the second timber sale from Canadian regulatory authorities, the Company, in order to preserve the timber sale, would consider alternative financing methods for the expansion of its operations in British Columbia. Such alternatives would include, but not be limited to, debt financing, lease financing, other joint venture agreements or combinations of the aforementioned. The Company is also considering other available operational options, including further consolidation of its operations, in the event that approval of the modifications to the timber sale is not received.

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

The Company, from time to time, enters into futures contracts to hedge future purchases of specific types and grades of non-cedar lumber with the objective of reducing risk due to market fluctuations. The aggregate commitment underlying the Company's futures contracts and deferred losses from hedged lumber was not material at October 3, 1999. Such losses in fair value, if realized, would be reduced by lower costs of the lumber purchased at market value.

The Company is subject to foreign currency exchange rate exposure, primarily related to Canadian operations and the sale of homes to Canadian customers. Home sales into countries other than Canada are made in U.S. dollars. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The Company's exposure to changes in interest rates is minimal. Interest on short-term investments of less than 90 days is primarily based on market interest rates. On October 3, 1999, the Company's investment in fixed rate instruments was approximately $4.0 million. All of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate. On October 3, 1999, the Company had no amounts owing on the line of credit.

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

                           PART II: OTHER INFORMATION


   Item 1.   LEGAL PROCEEDINGS

   In November, the Company was involved in an unsuccessful mediation with six former and current dealers relating to alleged damages arising from the Company's termination or threatened termination of their dealership agreements, and the Company's alleged damages resulting from the dealers' breach of contract. In late 1998 and early 1999, the Company terminated or threatened to terminate these dealership agreements on the grounds that the dealers had breached the agreements by selling competitive products. These dealers are seeking damages under the Washington Franchise Investment Protection Act and the Federal Sherman Act. The aggregate of the individual claims asserted by the dealers in the mediation was approximately $10 million. The Company's dealer agreement provides that, following unsuccessful mediation, a dealer may pursue claims under the agreement only through an arbitration proceeding binding on the dealer and the Company. The Company believes that neither the Washington Franchise Investment Protection Act nor the Federal Sherman Act is applicable nor were there any violations of either act. Further, the Company believes that the claims are without merit and will defend itself vigorously. At the end of the third quarter the Company had not accrued any amounts relating to these claims.


   Item 6(a).  EXHIBITS

   The following exhibits are being filed:

            27        Financial Data Schedule for period ended October 3, 1999



   Item 6(b). REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed during the third quarter of 1999.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                                   Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LINDAL CEDAR HOMES, INC.

                                 By: /s/ Robert W. Lindal
                                    -----------------------------------------
                                         Robert W. Lindal
                                         Chairman and Chief Executive Officer

                                 By: /s/ Dennis Gregg
                                    -----------------------------------------
                                         Dennis Gregg
                                         Chief Financial Officer

DATE:
November  17, 1999

                            Lindal Cedar Homes, Inc.
                                  Exhibit Index

Exhibits are numbered in accordance with Item 601 of Regulation S-B

EXHIBIT
NUMBERS                              DESCRIPTION
-------        --------------------------------------------------------
   27          Financial  Data  Schedule for period  ended  October 3,
               1999