Form 10-K
period 1999-12-31
LINDAL CEDAR HOMES INC /DE/
filed 2000-03-30
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number 0-6087

                            LINDAL CEDAR HOMES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


           Delaware                                    91-0508250
--------------------------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No)

  4300 South 104th Place, Seattle, Washington            98178
--------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code)           (206) 725-0900


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common stock, par value $.01 per
                                                             share
                                                             -------------------
                                                              (Title of Class)

Aggregate market price of shares held by non-affiliates at March 10, 1999 was $4,282,871 consisting of 1,756,715 shares.

The number of shares of common stock outstanding on March 10, 1999 was 4,131,277 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes      [X]      No       [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The total number of pages in the Form 10-K is 47.

See index to exhibits on page 46.

                                     PART I

ITEM 1.  BUSINESS

Lindal Cedar Homes, Inc. (the "Company") was incorporated under the laws of the State of Washington in 1966. In 1986, the Company was reincorporated under the laws of the State of Delaware.

The Company is primarily engaged in the manufacture and distribution of custom cedar homes, windows and sunrooms. The Company re-manufactures most of its standard dimensional cedar lumber needs. Remanufactured cedar lumber, that meets the Company's quality standards, is combined with manufactured and/or purchased windows, manufactured sunrooms, and other purchased forest products and building materials into home packages which can be shipped nationally and internationally to the home buyer's construction site. Remanufactured cedar lumber that is not of a grade suitable for use in homes is sold on the open lumber market. The sale of homes accounted for 79% of consolidated revenue in 1999, 78% of consolidated revenue in 1998, and 76% of consolidated revenue in 1997.

In 1999, 96% of the Company's home sales were made through approximately 180 independent dealers. The balance of home sales was made from one
Company-operated sales court.

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

Traditionally, the Company has three classes of dealers: Commercial, Storefront/Design Center and Home Sales Office. A Commercial dealer constructs a model home in a commercial location and operates their business from the model. The Storefront/Design Center dealer displays and operates from a retail location. A Home Sales Office dealer uses a separate office in their Lindal residence as their place of business. The Company encourages Commercial dealerships as this class of dealer has consistently proven to be superior in average sales volume. However, as the construction of a model home is economically unfeasible in some urban or sparsely populated areas, the Company developed the Storefront/Design Center concept. The Design Center, which is professionally designed, is located in a shopping center environment. It relies on in-store displays and point-of-sale materials, rather than a model home to promote and sell the Company's products. The Storefront dealer incorporates many of the features of the Design Center, but can be opened for a smaller investment. Of the Company's approximate 180 dealers, approximately 40% are Commercial dealers, 26% are Storefront/Design Centers and 5% are Home Sales Offices. The majority of the remaining dealers operate from a Live-in Display. The Home Sales Office was recently added as a new type of dealership.

The Company has four home products: The Cedar Frame, Cedar: Solid, Access and Select. The Cedar Frame, Cedar: Solid and Access products predominantly utilize post and beam design and construction. The Cedar Frame home utilizes a cavity wall. The Cedar: Solid utilizes, predominantly, a solid cedar wall. The Access home retains many of the features of the Cedar Frame home, including a cavity wall. However, the base price of the Access product is approximately 25% to 30% less than the traditional Cedar Frame home due to a less extensive package of materials and less expensive package components. The Select product, introduced in January 1999, predominantly utilizes conventional design and construction including a cavity wall. The Select product combines the material savings of the Access product with the economy of conventionally framed homes while using quality Lindal materials. In 1999, the Company introduced a new planbook, containing 215 designs, called "Traditions" which uses the Select specification for economy and addresses a broader range of home styles than those included in the Company's "Originals" Planbook.

The Company sells homes both for year-round and seasonal occupancy. Most of the purchasers of such homes are professional and business people with higher than average incomes. In recent years approximately 70% of the Company's homes have been purchased for use as primary residences.

The Company's principal competitor in its home market is the local custom builder; however, in some circumstances it may also compete with other pre-cut, pre-fab and modular building firms. The primary basis for competition is design services, quality of materials, customer service and price.

The Company's revenues tend to be seasonal. Most home shipments traditionally occur between April and October. It is the Company's policy to carry sufficient amounts of inventory to respond to the needs of its customers. In 1999, 1998 and 1997, no single customer or dealer accounted for 10% or more of consolidated revenue.

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

The Company recognizes revenue from orders when the home is shipped. The total backlog, expressed in dollars, approximated $32 million at December 31, 1999 compared to $26 million at December 31, 1998 and $25 million at December 31, 1997. Management expects the majority of the current backlog will ship within the next 12 months. However, factors beyond the control of management, such as weather conditions, customer financing, building permits or customer requested delays, may affect the actual delivery date of some portion of backlog orders beyond the twelve month period. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis.

RAW MATERIALS

The primary raw material used by the Company in its manufacturing is western red cedar, available in quantity only in British Columbia, Canada, Alaska and the Pacific Northwest, United States. Pressures continue to be placed on the log and lumber market in general by timber harvesting restrictions in the United States and Canada. The Company is aware of the potential for shortages and/or fluctuations in the price of cedar logs and green cedar lumber. The Company experienced such conditions in 1997 when the price of cedar logs escalated dramatically and cedar logs were temporarily in short supply. At December 31, 1999, management believes that the Company can meet the cedar requirements for its home packages for a minimum of the next five years, as discussed below.

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

On September 30, 1996, the Company was granted a second timber sale. This grant is for 327,000 cubic meters to be harvested within a five-year period. As of December 31, 1999, it is expected that this timber sale will allow the Company to secure a cedar supply for a minimum of the next five years. Further, management believes this timber sale will greatly facilitate the procurement of cedar logs and/or cedar lumber. No timber from the second timber sale has been harvested.

As a condition of the grant of the second timber sale, the Company committed to consolidating its home shipment operation in, and transferring a considerable amount of its lumber re-manufacturing to its facilities located in Surrey, British Columbia. Transfer of the home shipment operations was completed in 1997. The transfer of lumber re-manufacturing to its Surrey, British Columbia facility would require the Company to invest $5 to $6 million to construct and equip a new re-manufacturing facility.

In late 1997, based on then current and prevailing economic conditions in the forest products industry, management concluded that the financial statement carrying value of the Company's sawmill would not be recovered from future cash flows. As a result the Company recorded a $595,000 before and after tax write down in the carrying value of the sawmill and related equipment. Management believes it can ensure a supply of cedar without operating its sawmill.

In 1998, based on the same prevailing economic conditions in the forest products industry, management re-evaluated the Company's financial commitments related to the second timber sale. Management determined that it was no longer in the best interests of the Company or it shareholders to invest the capital required to construct and equip a new re-manufacturing facility. As a result, the Company proposed certain modifications to the terms and conditions of the second timber sale originally approved by Canadian regulatory authorities.

As part of its modified proposal the Company, in December 1998, entered into several agreements with Mill and Timber Products Ltd. (Mill & Timber), a forest products company located in British Columbia. Under the terms of these agreements, an affiliate of Mill and Timber purchased the Company's closed sawmill, which it will operate. Mill & Timber entered into a conditional 5-year agreement to provide the Company a guaranteed supply of cedar at market prices. Further, Mill and Timber and the Company entered into a contractual agreement whereby Mill and Timber will provide services related to the planning, management of timber harvesting, and marketing of the logs from the second timber sale. The quantity of cedar to be provided under the terms of the cedar supply agreement is conditioned by the transfer, to the subsidiary of Mill & Timber, of the primary lumber quota associated with the sawmill previously owned by the Company. Once the sawmill has been restarted, management believes that Canadian regulatory authorities will approve the transfer of quota.

In January 2000, the Company was notified by the British Columbia Ministry of Forests that its proposed modifications to the terms and conditions of the second timber sale had been approved. Under the modified terms and conditions of the second timber sale the Company and Mill & Timber have committed to the following:

o The Company will immediately begin transferring the re-manufacturing of lumber for its homes from its Tacoma, Washington facility to facilities owned by an affiliate of Mill & Timber, with the entire transfer to be completed by July 2001,

o The Company will invest approximately $200,000 in new re-manufacturing equipment to facilitate the re-manufacturing of its lumber by the affiliate of Mill & Timber, and

o Mill & Timber, through another affiliate, will upgrade and operate the Company's previously owned sawmill.

All other terms and conditions of the original proposal remain unchanged.

Based on the Company's completed consolidation of shipping operations into its Surrey, British Columbia facility, the Province of British Columbia has given the Company authorization to begin limited harvesting of timber. Management expects timber harvesting to begin the second or third quarter of 2000.

As the re-manufacturing of its lumber is transferred to the subsidiary of Mill & Timber, the Company's facility in Tacoma, Washington will sell its services to third parties. In 1999 and 1998, approximately 14% and 5%, respectively, of the revenues from this facility were from third party customers.

Also, in response to receiving the second timber sale, the Company negotiated a 10-year labor agreement with the union for Canadian plant employees in the second quarter of 1997. This agreement provides that the new jobs created/moved to British Columbia will be at wage rates starting at 60% of the present British Columbia Master Agreement and increasing, over the next 10 years to a maximum of 80% of that agreement. The Company cannot determine the impact, if any, that the agreements with Mill & Timber and the modifications to the original terms of the second timber sale might have on its contract with the union representing its Canadian plant employees, but believes the changes, if any, will be minor and/or procedural.

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

FOREIGN OPERATIONS

The Company's Canadian operations supply home packages to the U.S. operations and engage in sales outside the United States. Sales to unaffiliated customers of the Canadian operations during 1999, 1998 and 1997 were as follows (in thousands of U.S. dollars):

                                                    1999        1998        1997
                                                  ------      ------      ------
Home Sales - Canadian                          $   1,536       1,894       1,848
Other operating revenue                              422         799       4,238
                                                  ======      ======      ======

           Total foreign sales                 $   1,958       2,693       6,086
                                                  ======      ======      ======

The decline in other operating revenue in 1998 was primarily due to the reduction in green lumber sales to third parties following the closure of the Surrey, British Columbia sawmill.

The U.S. parent company had export sales, primarily to Japan, totaling $1.9 million in 1999, $2 million in 1998 and $4.4 million in 1997.

EMPLOYEES

At the end of February 2000, the Company had 214 employees.

A significant number of the Company's Surrey, British Columbia employees are covered by a collective bargaining agreement with the IWA - Canada. In June 1997, a 10-year agreement was signed with this union. The agreement provides that the new jobs created through the consolidation of distribution and the transfer of remanufacturing operations will be at wage rates starting at 60% of the present British Columbia Coast Master Agreement and increasing, over the next 10 years, to a maximum of 80% of that agreement. The Company cannot determine the impact, if any, that the agreements with Mill & Timber or its modifications to the original terms of the second timber sale might have on its contract with the union representing its Canadian plant employees, but believes the changes, if any, will be minor and/or procedural.

ITEM 2.  PROPERTIES

Information with respect to the location of the Company's principal locations, which are owned unless otherwise stated, at December 31, 1999 is as follows:

o Seattle, Washington head office complex on two acres, with 13,000 square foot office building and two display models.

o Seattle, Washington business park adjacent to the head office complex on five acres, with 86,000 square feet of concrete tilt-up warehouse. The Company is using approximately 15,000 square feet for storage and office space. The balance of the facility is leased to third parties. At December 31, 1999, approximately 71,000 square feet was under lease to third parties.

o Surrey, British Columbia warehouse and office space on 10 acres of leased land with approximately 51,000 square feet under roof. All home shipments originate from this facility. Also located on the leased land is the sawmill, formerly owned by the Company, which is presently owned by an affiliate of Mill & Timber. The Company leases the land from the Fraser River Harbour Commission and the Canadian National Railway Company. The leases for this land are currently on a year to year basis, expiring in January 2001 and June 2000, and are expected to be renewed in the ordinary course of business. These leases have been renewed regularly since the early 1970's. Until the existing land leases can be bifurcated, the Company will sublet the land, upon which the sawmill is situated, to the affiliate of Mill & Timber.

o Renfrew, Ontario facility on 21 acres with 110,000 square feet under roof. The Company is using approximately 7,000 square feet for office and warehouse facilities. Approximately 97,000 square feet of the facility is leased to third parties.

o Tacoma, Washington leased remanufacturing facility (including dry kilns) on four acres of leased land with approximately 47,000 square feet under roof. Leases on the land and building were renewed in January 2000 and expire in the year 2003. An additional 24,000 square feet of covered storage is currently being rented on a month-to-month basis.

o Burlington, Washington manufacturing facility on approximately five acres with 88,000 square feet of tilt-up concrete manufacturing, warehouse and office space for the manufacture of windows and sunrooms. The land lease expires in 2024 and is renewable for two consecutive ten-year periods.

o Land for 7 sales locations, including the head office display court. Five parcels are owned (four in Washington, one in Michigan) and two parcels are leased (one each in Hawaii and Ontario, Canada.) The Company also owns two parcels of undeveloped land (one each in Washington and Ontario, Canada) that it intends to use for future sales locations.

     The Company has accepted offers to sell the locations in Michigan and Ontario. These sales are not expected to have a negative impact on the Company's results of operations. The sale of the Ontario location is expected to close in June 2000 and the sale of the Michigan location is expected to close in the second quarter of 2000.

     In March 2000, the Company took possession of a sales display court (land and model home) located in British Columbia, Canada in exchange for forgiving the mortgage it holds on the property and other debt owing to the Company by the previous owner. The Company intends to operate this display court as a Company owned sales location.

o Office space, ranging from 150 square feet to 1,800 square feet per location, is leased in Michigan (one location) for use as regional sales office, and in Washington (one location) for general office and warehouse use. The leases are either month to month or expire in 2001.

In 1998, the Central Puget Sound Regional Transit Authority (RTA), a governmental agency, notified the Company that the site occupied by the Company's head office, display court and adjacent business park, in Seattle, Washington, had been identified as the preferred site for the location of a light rail maintenance base. Based on the resolutions adopted by the Board of the Central Puget Sound Regional Transit Authority and documents submitted by the RTA to the U.S. Federal Government, a different site has been selected as the final location of the light rail maintenance base. Although the Company has not received official notification from the RTA, management believes the site occupied by the Company's head office, display court and adjacent business park is no longer under consideration as the location for the light rail maintenance base.

ITEM 3.  LEGAL PROCEEDINGS

The Company is routinely involved in a number of legal proceedings and claims covering a wide range of matters. In the opinion of management, the outcome of these routine matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

On February 1, 2000, six current and former dealers brought suit against Lindal Cedar Homes and two of its officers and directors in the U.S. District Court for the Western District of Washington for damages arising from the Company's termination or threatened termination of their dealership agreements. In late 1998 and early 1999, the Company terminated or threatened to terminate the dealership agreements of these individuals on the grounds that the dealers had breached their agreements by selling competitive products. The dealership contract, signed by each of these claimants, strictly prohibits a dealer from selling competitive products.

The complaint alleges: (a) the failure of the Company to register as a franchise in certain states, including Washington, (b) numerous violations of the Washington Franchise Investment Protection Act, and (c) illegal tie-in requirements in violation of the Sherman Act and Washington Consumer Protection Act, including treble damages. The complaint does not specify the damages sought. However, in a mediation which preceded the filing of the lawsuit, the plaintiffs claimed damages, including trebling, of approximately $10 million (prior to attorneys fees).

The Company's dealer agreement provides that, following unsuccessful mediation, a dealer may pursue claims under the agreement only through an arbitration proceeding binding on the dealer and the Company. The Company expects to take the steps necessary to have the matter referred to arbitration before the American Arbitration Association.

The Company believes that neither the Washington Franchise Investment Protection Act nor the Federal Sherman Act is applicable nor were there any violations of either act. The Company will vigorously defend the lawsuit. The Company has not accrued any amounts relating to these claims


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         (a)  Market Information:

              The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol LNDL. In August 1998, the Company received notification from NASDAQ that its stock no longer met the listing requirements of the NASDAQ National Market. In December 1998, the Company applied to transfer its stock to the NASDAQ Small Cap Market. The transfer was approved in early 1999.

              The following table sets forth the reported high and low activity for each quarter of 1999 and 1998 as reported by NASDAQ.

                                                     HIGH           LOW
                                                    ------         -----
              1999
              First Quarter                         $3.000         1.250
              Second Quarter                         2.563         1.500
              Third Quarter                          3.125         2.000
              Fourth Quarter                         3.156         1.000

              1998
              First Quarter                         $3.875         3.000
              Second Quarter                         3.375         2.875
              Third Quarter                          3.250         1.500
              Fourth Quarter                         2.375         1.438

         (b) Approximate number of shareholders of record, including beneficial shareholders:

                      TITLE OF CLASS                   DECEMBER 31, 1999
                      --------------                   -----------------
              Common Stock of $.01 par value                  351

              At March 16, 2000, the Company had approximately 436 round lot shareholders of beneficial interest.

         (c) No cash dividends were paid in 1999, 1998 or 1997, and the Company does not expect to pay a cash dividend in 2000.


ITEM 6.  SELECTED FINANCIAL DATA
         (In thousands, except ratios and per share amounts)

                                                   1999       1998        1997        1996       1995
                                                 --------   --------    --------    --------   --------

         Revenue .............................   $ 39,505   $ 37,719      48,848      46,635     42,311

         Operating income (loss) .............      1,180     (1,784)     (3,860)      1,224        653

         Net earnings (loss) .................      1,020       (936)     (2,447)      1,506      1,337

         Net basic and diluted earnings (loss)
             per common share ................        .25       (.23)       (.60)        .37        .33

         Total assets ........................     31,879     28,142      31,027      28,900     26,755

         Working capital .....................     10,346      8,957       9,915      10,814      8,840

         Long-term debt ......................      4,418      4,604       4,787       1,164      1,216

         Current ratio .......................     2.18:1     2.39:1      2.33:1      2.59:1     2.44:1

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

Traditionally, operations have been the primary source of funds for working capital as well as expansion and facilities acquisitions. The Company maintains a $1.5 million line of credit that bears interest at the rate of prime plus 1%. The line of credit is secured by a pledge of specific assets. The Company's line of credit expired on December 31, 1999 and was renewed subsequent to year end. The renewed line of credit expires on March 30, 2001. The Company does not anticipate the need to borrow on its line of credit in 2000.

In 1997, the Company invested approximately $3.7 million to acquire, expand and equip its new Burlington, Washington manufacturing facility. To partially finance the project, the Company, in November 1997, issued $3.3 million of tax-exempt and $425,000 of taxable Industrial Revenue Bonds. Interest paid on the tax-exempt Industrial Revenue Bonds is tax free to the bondholders and provides preferential interest rates to the Company. The principal of the taxable bonds matures in approximately equal amounts between 1998 and 2001, with the principal of the tax exempt bonds maturing between 2002 and 2017. In 1999, $100,000 of taxable Industrial Revenue Bonds matured. Bond principal (taxable and tax-exempt) matures on an annual basis in amounts which, when combined with interest on the outstanding principal, results in approximately equal annual cash payments of principal and interest.

Under the terms of the Loan Agreement between the Company and the Washington Economic Development Finance Authority, the Company is required to maintain an irrevocable letter of credit. To secure the letter of credit, the Company pledged property, with an aggregate book value at December 31, 1999 of $3.46 million, as collateral. Under the terms of the Reimbursement Agreement between the Company and the issuer of the letter of credit, the Company is obligated to make equal monthly payments each year, the total of which equals the scheduled annual maturities of bond principal plus interest and associated fees for the year. Under the terms of the Reimbursement Agreement and the Company's line of credit, the Company is obligated to meet certain financial and operational covenants. At December 31, 1999 the Company was in compliance with all such covenants.

CASH FLOW

Cash and cash equivalents increased $750,000 (22%) to $4.21 million at December 31, 1999 from $3.46 million at December 31, 1998. This increase is primarily due to cash provided by operating activities of $4.62 million and the effect of changes in currency rates of $310,000, which was offset by cash used in investing and financing activities of $4.02 million and $160,000 respectively.

Cash flow from operating activities in 1999 was $4.62 million compared to $1.77 million in 1998. In 1999, cash was provided by the decrease in accounts receivable of $1.48 million, primarily the refund of prior year taxes, increases in current liabilities, primarily customer deposits and accounts payable of $1.89 million, non-cash operating charges of $1.31 million, net income of $1.02 million and decreases in prepaid expenses, primarily promotional materials, of $240,000. Cash was used to increase inventory by $800,000 and other items, principally new planbook development costs, by $520,000. Cash flow from operating activities for 1998 was $1.77 million compared to $2.58 million cash used by operations in 1997. In 1998, cash was provided by decreases in inventory of $2.69 million and non-cash charges of $1.42 million, while cash was used by the decrease in current liabilities of $1.1 million, the net loss of $940,000, increases in account and notes receivable of $270,000 and other items of $30,000.

Cash flows from investing activities used $4.02 million in 1999 compared to $550,000 in 1998. In 1999, $470,000 was used to purchase fixed assets, and $3.96 million, net, was used to increase short-term investments. Repayments of long-term notes receivable provided $380,000 and sales of used equipment provided $40,000. Cash flows from investing activities used $550,000 in 1998 compared to using $780,000 of in 1997. In 1998, $660,000 was used to purchase fixed assets, while other investing activities provided cash of $110,000.

Cash flows from financing activities used $160,000 in 1999 compared to using $170,000 in 1998. In 1999, repayment of long-term debt used $200,000 while other financing activities provided $40,000 of cash. In 1998, repayment of long-term debt used $180,000, while other financing activities provided $10,000 of cash.

Currency fluctuation increased cash by $310,000 and $120,000 in 1999 and 1998, respectively.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The Company will adopt the provisions of SAB 101 in the first quarter of 2000 and anticipates that such adoption will not have a material impact on the Company's financial statements.

YEAR 2000

The Company completed its Year 2000 remediation plan by the end of 1999 and has not experienced any significant disruptions to its financial or operating activities caused by failure of its computerized systems resulting from Year 2000 issues. Furthermore, the Company has no information that indicates a significant vendor or service provider has experienced any significant disruptions to their financial or operating activities such that they would be unable to provide goods or services to the Company.

RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

GENERAL

Overall, Company operations continued to improve in 1999. Home revenues increased 5% from 1998 levels. Orders for new homes exceeded 1998 unit and dollar value levels by 12%. The introduction of the new Select product line has been very successful and sales of the new product have been steadily increasing. The Company's dollar backlog of house orders at December 31, 1999, increased 23% over December 31, 1998. Material costs have remained in check throughout most of 1999, rising modestly in the fourth quarter. The Company has received approval of the modifications to terms and conditions of its timber sale license from Canadian regulatory authorities, thus securing a supply of cedar for at least the next five years. The Company achieved additional reductions in sales, general and administrative costs over and above the significant reductions achieved in 1998. The Central Puget Sound Regional Transit Authority did not select the Company's head office location and adjacent business park and sales courts as the final location for the light rail maintenance base. The Company strengthened its sales and marketing abilities by hiring new Vice-Presidents of Marketing and Sales. Finally, in 1999 the Company completed the development of its exciting new planbook, which will be introduced in the spring of 2000.

NEW HOME ORDERS

The dollar value of new orders received increased 12% in 1999 compared to 1998. The number of new order units also increased 12% in the same time period. The increase in the number of new orders in 1999 is primarily due to the new order activity generated from the second quarter sales contest, which ended in early July and a second sales contest which ended on December 31, 1999.

The following table illustrates the percentage change in the number and dollar value of new orders for 1999 and each of the previous two years:

            % CHANGE IN              1999            1998            1997
         ------------------          ----            ----            ----
         Units                         12%            (12)%           (12)%
         Dollar Value                  12%             (6)%           (11)%

The Access and Select products represented 61% of new order units in 1999 while the Access product represented 53% of new order units in 1998. The dollar value of Access and Select product new orders was 53% of the total dollar value of new orders in 1999 while Access new orders represented 46% of the total dollar value of new orders in 1998. The Select product was not available in 1998. Size and value of a home is a function of customer preference and may change somewhat from period to period.

REVENUE

Overall, revenue increased $1.79 million (5%) to $39.51 million in 1999 from $37.72 million in 1998. Home and sunroom revenue increased $1.14 million (4%) to $32.52 million in 1999 from $31.38 million in 1998. Home revenue increased $1.55 million (5%) to $31.07 million in 1999 from $29.52 million in 1998, while sunroom revenue decreased $410,000 (22%) to $1.45 million in 1999 from $1.86 million in 1998. The number of home units shipped increased 14 (4%) to 389 units in 1999 from 375 units in 1998. The average revenue per completed home shipment increased 3% to $80,000 in 1999 from $78,000 in 1998. Size and value of a home is a function of customer preference and may change somewhat from period to period. The Access and Select product lines (the base price of which are 25% - 30% less than the traditional Cedar Frame product) accounted for 52% of home revenue and 60% of home units shipped in 1999 compared to 46% of home revenue and 54% of home units shipped in 1998. The Select product was not available in 1998.

Management believes the increase in home units shipped is primarily related to the home delivery promotion in the first quarter of 1999 and the milder than usual winter weather experienced throughout most of the country during the winter of 1999. The increase in the sales value of home units shipped reflects an increase in the average size of new homes shipped in 1999. Size and value of a home is a function of customer preference and may change somewhat from period to period.

In 2000, the Company announced a 3.5% price increase, which will become fully effective in the second quarter of 2000. The price increase is intended to offset the higher material costs experienced in the fourth quarter of 1999.

All other revenue sources, primarily material sales, increased $650,000 (10%) to $6.99 million in 1999 from $6.34 million in 1998.

MATERIAL COSTS

Throughout most of 1999, the Company experienced a softening of costs for lumber and wood products, especially for cedar, the primary material used in the Company's homes. In the fourth quarter of 1999, the Company experienced an increase in costs for lumber and wood products over the levels experienced earlier in the year.

As a percent of revenue, material costs decreased to 48.6% of revenue in 1999 from 51.3% of revenue in 1998. In the fourth quarter of 1999 material costs increased to 50.5% of revenue compared to 48.6% of revenue in third quarter of 1999 and 47.7% of revenue in the fourth quarter of 1998.

The mix of home units sold also impacts material costs as a percentage of revenue. The Access and Select products (the base price of which is 25% - 30% less than the Cedar Frame home) have lower material costs than the Cedar Frame, but the dollar and percentage gross margin is lower as well. In the fourth quarter of 1999, the Company experienced an unusual mix of home units sold, which resulted in a slight increase in material costs measured as a percentage of revenue. The Access and Select products accounted for 67% of the home units delivered and 62% of home revenue in the fourth quarter of 1999 compared to 60% of home units delivered and 51% of home revenue in the third quarter of 1999. The Access product accounted for 58% of home units and 49% of home revenue in the fourth quarter of 1998. The Select product was not available in 1998.

Material costs decreased $150,000 (1%) to $19.21 million in 1999 from $19.36 million in 1998 with 14 additional home shipments.

OTHER COSTS OF GOODS SOLD

Non-material costs included in the cost of goods, sold increased $220,000 (2%) to $10.96 million in 1999 from $10.74 million in 1998. This increase is primarily related to the expansion of the Company's engineering capacity in response to the increase in new orders and to accrued profit sharing amounts. These increases were partially offset by reductions in plant labor, plant supervision and labor related expenses, a decrease in customer service costs, and net decreases in other non-material manufacturing costs. These reductions are primarily due to improvements in the Company's operational efficiency and continuation of the Company's cost containment program. There were no profit sharing amounts in 1998.

GROSS PROFIT

The general softening of costs in the wood supply market, which was partially offset by the increase in other costs of goods sold, increased gross profit to 23.6% of revenue in 1999 compared to 20.2% of revenue in 1998. In the fourth quarter of 1999, gross profit declined to 20.5% of revenue from 26.4% of revenue in the fourth quarter of 1998 and 24.8% of revenue in the third quarter of 1999.

The mix of home units sold also impacts gross profit. The Access and Select products (the base price of which is 25% - 30% less than the Cedar Frame home) have lower material costs than the Cedar Frame, but the dollar and percentage gross margin is lower as well. In 1999, the Access and Select products accounted for 60% of the home units delivered and 52% of home revenue, while the Access product accounted for 54% of the home units delivered and 46% of home revenue in 1998. The Access and Select products accounted for 67% of the home units delivered and 62% of home revenue in the fourth quarter of 1999 compared to 60% of home units delivered and 51% of home revenue in the third quarter of 1999. The Access product accounted for 58% of the home units delivered and 49% of home revenue in the fourth quarter of 1998. The Select product was not available in 1998.

OPERATING EXPENSES

Total operating expenses, including sawmill costs and display court expenses, decreased $1.24 million (13%) to $8.16 million in 1999 from $9.4 million in 1998. Of this decrease $770,000 relates to costs recorded in 1998 associated with the sale of the Company's sawmill.

Selling and general and administrative expenses decreased $490,000 (6%) to $7.67 million in 1999 from $8.16 million in 1998. Selling and general and administrative expenses were 19.4% of revenue in 1999 compared to 21.6% of revenue in 1998.

Selling expenses decreased $350,000 (8%) to $3.83 million in 1999 from $4.18 million in 1998. This is primarily due to decreases in payroll, commissions and payroll related expenses, reductions in advertising costs, recruitment expenses and other net reductions, which were partially offset by an increase in profit sharing. There were no profit sharing amounts in 1998. Selling expense were 9.7% of revenue in 1999 compared to 11.1% of revenue in 1998.

General and administrative expenses decreased $150,000 (4%) to $3.84 million in 1999 from $3.99 million in 1998. This reduction is primarily due to reductions in payroll and payroll related expenses, professional fees, communication costs, bad debts and other net reductions, which were partially offset by an increase in profit sharing. There were no profit sharing amounts in 1998. General and administrative expenses were 9.7% of revenue in 1999 compared to 10.6% of revenue in 1998.

Display court expenses increased $10,000 (2%) to $480,000 in 1999 from $470,000 in 1998.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $130,000 (26%) to $370,000 in 1999 from $500,000 in 1998. This decrease was primarily due to the decrease in foreign currency transaction gain or loss of $420,000 and decreased rental income of $150,000, which were offset by increased interest income of $340,000, an increase in the gain from the sale of assets of $40,000 and an increase in miscellaneous income of $60,000. The decrease in rental income is primarily due to Company owning fewer model homes or land that are being leased to dealers and that the lease on a design center the Company was subletting to a dealer had expired. The increase in interest income is due to the increase in cash balances available for investment.

INCOME TAX BENEFIT

In 1999, Company operations in both the United States and Canada were profitable. Profits, before income tax expense, from operations in the United States totaled $1.35 million, which resulted in a tax expense of $490,000 (36%). Profits, before income tax expense, from Canadian subsidiary operations totaled $200,000, which resulted in a tax expense of $40,000 (20%). The Company did not recognize a tax benefit in 1999 for individual Canadian Company net operating losses due to the inability to carryback the net operating losses and the uncertainty of utilizing the net operating loss carryforward against future taxable Canadian income.

In 1999, the overall income tax expense was $530,000 for an effective tax rate of 34% compared to an overall income tax benefit of $350,000 for an effective tax rate of 27% in 1998.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUE

Overall, revenue decreased $11.13 million (23%) to $37.72 million in 1998 from $48.85 million in 1997. Home and sunroom revenue decreased $7.84 million (20%) to $31.38 million in 1998 from $39.22 million in 1997. Home revenue decreased $7.42 million (20%) to $29.52 million in 1998 from $36.94 million in 1997, while sunroom revenue decreased $420,000 (18%) to $1.86 million in 1998 from $2.28 million in 1997. The number of home units shipped decreased 134 (26%) to 375 units in 1998 from 509 units in 1997. The average revenue per completed home shipment increased 7% to $78,000 in 1998 from $73,000 in 1997. Size and value of a home is a function of customer preference and may change somewhat from period to period. The Access home (the base price of which is 25% - 30% less than the traditional Cedar Frame product) accounted for 46% of home sales revenue and 54% of home units shipped in 1998 compared to 34% of home sales revenue and 43% of home units shipped in 1997.

Management believes the decrease in home units shipped and home sales dollar volume is primarily due to the cumulative effect of price increases implemented in 1997 and 1998 which depressed the quantity of new orders received in 1998. The price increases implemented in 1997 and 1998 only partially offset the elevated material prices experienced in late 1996, 1997 and early 1998. The increase in average revenue per home is primarily due to the price increases implemented in 1998 and, to a lesser degree, the price increases implemented in 1997 and to an increase in the average size of new homes shipped.

During 1998, the Company announced one price increase that became fully effective in the third quarter of 1998.

All other revenue sources, primarily material sales, decreased $3.29 million (34%) to $6.34 million in 1998 from $9.63 million in 1997. This was primarily due to decreased sales of green cedar lumber and wood chips, which resulted from the closure in 1997 and the sale of the Company's sawmill in 1998. The sawmill operated for approximately a three-week period in 1998 compared to approximately 11 months in 1997. Since most of the sawmill output was sold on the open lumber market, there was less lumber and wood chips sold during 1998 than in 1997.

MATERIAL COSTS

In general, the Company continued to experience elevated costs for lumber and wood products, especially for cedar, the primary material used in the Company's homes over historic levels. The elevated lumber and wood product costs, including the cost of cedar, were not fully offset by the price increases implemented in 1997 and 1998.

However, during 1998, the Company experienced a gradual softening of costs for many of the forest products included in its home packages, including premium framing lumber. While there was softening of costs for green cedar lumber, the cost decreases experienced in 1998 did not fully offset the dramatic cost increases experienced in 1997 for cedar logs and green cedar lumber.

As a percent of revenue, material costs decreased to 51.3% of revenue in 1998 from 57% of revenue in 1997. Material costs peaked in the fourth quarter of 1997 at 61% of revenue. The decrease in material costs as a percentage of revenue was due to softening of wood costs, decreased lumber sales due to the closure of the sawmill and the cumulative effect of the price increases implemented in 1997 and 1998. Overall, the elevated material costs were only partially offset by the price increases.

Material costs decreased $8.47 million (30%) to $19.36 million in 1998 from $27.83 million in 1997 on 134 fewer home shipments and, due to the closure and sale of the sawmill, a decrease in the amount of cedar lumber sold on the open market. Since most of the sawmill output was sold on the open lumber market, there was less lumber sold during 1998 than in 1997.

OTHER COSTS OF GOODS SOLD

Non-material costs included in the cost of goods sold, decreased $3.53 million (25%) to $10.74 million in 1998 from $14.27 million in 1997. This was largely due to the cost reductions related to closure of the sawmill and the classification of certain 1998 sawmill holding costs as operating expenses, which reduced non-material cost of goods sold by $2.42 million (27%). In addition, plant labor, plant supervision and related expenses decreased from 1997 levels primarily due to the reduced volume of sales and the Company's cost containment program. Customer service costs and other charges in non-material costs of goods sold also decreased. The decrease in customer service costs reflected the improved efficiency in the Company's operational performance.

GROSS PROFIT

The cumulative effect of price increases, lower non-material costs of goods sold, and general softening of costs in the wood supply market increased gross profit to 20.2% of revenue in 1998 compared to 13.8% of revenue in 1997.

The mix of home units sold also impacts gross profit. The Access product accounted for 54% of home shipments and 46% of home revenue in 1998 compared to 43% of home shipments and 34% of home revenue in 1997.

Although the Access home (the base price of which is 25% - 30% less than the Cedar Frame home) has lower material costs than the Cedar Frame, the dollar and percentage gross margin is lower as well.

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

Selling expenses decreased $190,000 (4%) to $4.18 million in 1998 from $4.37 million in 1997. This was primarily due to decreases in payroll, commissions and payroll related expenses, travel expenses, recruitment expenses and seminar and related expenses. Selling expenses were 11.1% of revenue in 1998 compared to 8.9% of revenue in 1997.

General and administrative expenses decreased $830,000 (17%) to $3.99 million in 1998 from $4.82 million in 1997. This reduction was primarily due to reductions in payroll and related expenses and in the provision for doubtful accounts. These reductions were the result of the aggressive cost containment program implemented by the Company in 1998. General and administrative expenses were 10.6% of revenue in 1998 compared to 9.9% of revenue in 1997.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are commodity lumber prices, interest rates and foreign currency exchange rates.

The Company, from time to time, enters into futures contracts to hedge future purchases of specific types and grades of non-cedar lumber with the objective of reducing risk due to market fluctuations. At December 31, 1999, the Company had 30 futures contracts with broker-dealers of approximately $1,091,000 maturing through July 2000 with a net deferred gain of $25,000. Such gains in fair value, if realized, would be offset by higher costs of lumber purchased at market value. At December 31, 1998 the aggregate commitment underlying the Company's futures contracts and deferred gains from hedged lumber were not material.

The Company is subject to foreign currency exchange rate exposure, primarily related to Canadian operations and the sale of homes to Canadian customers. Historically, this exposure has had a minimal impact on the Company. Home sales into countries other than Canada are made in U.S. dollars. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposures in the future.

The Company's exposure to changes in interest rates is minimal. Interest on short-term investments of less than 90 days is based on market interest rates. At December 31, 1999, the Company's investment in fixed rate instruments was approximately $4.0 million. Of this amount approximately $3.92 million is invested in the United States and approximately $80,000 is invested in Canada. Interest rates on the U.S. investments range from 5.7% to 5.8% and mature from January 19, 2000 through April 7, 2000. Interest rates on the Canadian investments are 3.65%, and mature from February 24, 2000 through March 23, 2000. Because of the relative short-term nature of these investments, the Company's exposure to interest rate fluctuation is greatly reduced. At December 31, 1998, the Company's investment in fixed rate instruments was not material. All of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate. During 1999, the Company had no amounts owing on its line of credit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements are listed in the index to the consolidated financial statements and schedule on page 20 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in the Registrant's 2000 Proxy Statement, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the Registrant's 2000 Proxy Statement, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Registrant's 2000 Proxy Statement, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the Registrant's 2000 Proxy Statement, and is incorporated by reference. See also note 10 to the consolidated financial statements on page 40 of this report for information regarding related party transactions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         (a) Financial Statements and Financial Statement Schedule: See page 20 for the index to consolidated financial statements and schedule.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report

         (c)  Exhibits:

                            LINDAL CEDAR HOMES, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                        Consolidated Financial Statements

                                                                    PAGES
                                                                   -------

Independent Auditors' Report                                            21

Consolidated Balance Sheets as of December 31, 1999 and 1998            22

Consolidated Statements of Operations for each of the years in
   the three-year period ended December 31, 1999                        23

Consolidated Statements of Stockholders' Equity for each of the
   years in the three-year period ended December 31, 1999               24

Consolidated Statements of Cash Flows for each of the years in
   the three-year period ended December 31, 1999                        25

Notes to the Consolidated Financial Statements                     26 - 43

SCHEDULE

II       Valuation and Qualifying Accounts                              44

All other schedules are omitted because they are not required or because the information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lindal Cedar Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Lindal Cedar Homes, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindal Cedar Homes, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               /s/ KPMG LLP

Seattle, Washington
February 28, 2000

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

             (Dollar amounts in thousands, except per share amounts)


                                         ASSETS                                                  1999               1998
                                                                                            ----------------   ----------------
Current assets:
    Cash and cash equivalents                                                            $        4,213              3,457
    Short-term investments                                                                        4,039                 72
    Receivables:
       Trade                                                                                      1,680              1,839
       Current installments of long-term notes receivable                                           147                204
       Refundable income taxes                                                                       --              1,420
                                                                                            ----------------   ----------------
                                                                                                  1,827              3,463
       Less allowance for doubtful receivables                                                      259                320
                                                                                            ----------------   ----------------
                 Net receivables                                                                  1,568              3,143
    Inventories                                                                                   8,098              7,120
    Promotional materials                                                                           510                844
    Prepaid expenses                                                                                220                358
    Deferred income taxes                                                                           430                386
                                                                                            ----------------   ----------------
                 Total current assets                                                            19,078             15,380
Long-term notes receivable, excluding current installments and
    net of allowance of $164 in 1999 and $169 in 1998                                               455                697
Property, plant and equipment, net                                                               10,956             11,426
Other assets, at cost less accumulated amortization
    of $37 in 1999 and $665 in 1998                                                               1,390                639
                                                                                            ----------------   ----------------
                                                                                         $       31,879             28,142
                                                                                            ================   ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term debt                                               $          213                190
    Accounts payable                                                                              2,770              1,437
    Accrued salaries and wages                                                                      418                 85
    Other accrued expenses                                                                          530                771
    Income taxes payable                                                                            126                 --
    Customer deposits                                                                             4,675              3,940
                                                                                            ----------------   ----------------
                 Total current liabilities                                                        8,732              6,423
Long-term debt, excluding current installments                                                    4,418              4,604
Deferred income taxes                                                                               294                325
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value.  Authorized 10,000,000 shares; issued and
       outstanding 4,131,227 shares in 1999 and 4,126,011 shares in 1998                             41                 41
    Additional paid-in capital                                                                   16,061             16,049
    Accumulated other comprehensive loss                                                           (837)            (1,450)
    Retained earnings                                                                             3,170              2,150
                                                                                            ----------------   ----------------
                 Total stockholders' equity                                                      18,435             16,790
                                                                                            ----------------   ----------------
                                                                                         $       31,879             28,142
                                                                                            ================   ================

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

                                                                             1999               1998               1997
                                                                        ----------------   ----------------   ----------------
Revenue                                                              $       39,505             37,719             48,848
Cost of goods sold                                                           30,167             30,100             42,097
                                                                        ----------------   ----------------   ----------------
               Gross profit                                                   9,338              7,619              6,751
Operating expenses:
    Selling, general and administrative expenses                              7,674              8,163              9,186
    Display court expenses                                                      484                472                618
    Sawmill costs                                                                --                768                 --
    Restructuring and valuation charges                                          --                 --                807
                                                                        ----------------   ----------------   ----------------
               Total operating expenses                                       8,158              9,403             10,611
                                                                        ----------------   ----------------   ----------------
               Operating income (loss)                                        1,180             (1,784)            (3,860)
Other income (expense):
    Rental income                                                               201                356                307
    Interest income                                                             505                165                177
    Interest expense                                                           (322)              (337)              (152)
    Other, net                                                                  (18)               314                387
                                                                        ----------------   ----------------   ----------------
               Other income, net                                                366                498                719
                                                                        ----------------   ----------------   ----------------
               Earnings (loss) before income tax expense (benefit)            1,546             (1,286)            (3,141)
Income tax expense (benefit)                                                    526               (350)              (694)
                                                                        ----------------   ----------------   ----------------
               Net earnings (loss)                                   $        1,020               (936)            (2,447)
                                                                        ================   ================   ================


Net earnings (loss) per common share - basic and diluted             $             .25               (.23)              (.60)
                                                                        ================   ================   ================


See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                          (Dollar amounts in thousands)

                                   ACCUMULATED
                                      NUMBER                       ADDITIONAL        OTHER                           TOTAL
                                    OF SHARES        COMMON         PAID-IN      COMPREHENSIVE      RETAINED     STOCKHOLDERS'
                                   OUTSTANDING       STOCK          CAPITAL         EARNINGS        EARNINGS        EQUITY
                                                                                    (LOSS)
                                  -------------  -------------   -------------  ---------------   -------------  -------------
Balances at December 31, 1996        4,081,830    $       41          15,916             (748)          5,533         20,742
    Stock options exercised and
      shares issued through the
      Employee Stock Purchase
      Plan                              32,616            --             102               --              --            102
    Issuance of restricted
    stock                                4,000            --              15               --              --             15
    Comprehensive loss:
      Net loss                              --            --              --               --          (2,447)        (2,447)
      Other comprehensive earnings-
        foreign currency
        translation adjustment              --            --              --               36              --             36
                                   ------------  -------------   -------------  ---------------   -------------  -------------
          Total comprehensive
            loss                            --            --              --               36          (2,447)        (2,411)
                                   ------------  -------------   -------------  ---------------   -------------  -------------

Balances at December 31, 1997        4,118,446            41          16,033             (712)          3,086         18,448
    Stock options exercised and
      shares issued through the
      Employee Stock Purchase
      Plan                               2,565            --               5               --              --              5
    Issuance of restricted
    stock                                5,000            --              11               --              --             11
    Comprehensive loss:
      Net loss                              --            --              --               --            (936)          (936)
      Other comprehensive loss-
        foreign currency
        translation adjustment              --            --              --             (738)             --           (738)
                                   ------------  -------------   -------------  ---------------   -------------  -------------
          Total comprehensive
            loss                            --            --              --             (738)           (936)        (1,674)
                                   ------------  -------------   -------------  ---------------   -------------  -------------

Balances at December 31, 1998        4,126,011            41          16,049           (1,450)          2,150         16,790
    Shares issued through the
      Employee Stock Purchase
      Plan                               1,216            --               3               --              --              3
    Issuance of restricted
    stock                                4,000            --               9               --              --              9
    Comprehensive earnings:
      Net earnings                          --            --              --               --           1,020          1,020
      Other comprehensive earnings-
        foreign currency
        translation adjustment              --            --              --              613              --            613
                                   ------------  -------------   -------------  ---------------   -------------  -------------
          Total comprehensive
            earnings                        --            --              --              613           1,020          1,633
                                   ------------  -------------   -------------  ---------------   -------------  -------------

Balances at December 31, 1999        4,131,227    $       41          16,061             (837)          3,170         18,435
                                   ============  =============   =============  ===============   =============  =============

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                          (Dollar amounts in thousands)

                                                                                        1999         1998         1997
                                                                                     -----------  -----------  -----------
Cash flows from operating activities:
    Net earnings (loss)                                                           $     1,020         (936)      (2,447)
    Adjustments to reconcile net earnings (loss) to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                  1,396        1,337        2,023
         Loss (gain) on disposal of property, plant and equipment                         (30)           6         (442)
         Deferred income tax expense (benefit)                                            (64)          69          121
         Compensation expense related to restricted stock                                   9           11           15
         Change in operating assets and liabilities:
           Net receivables                                                              1,479         (521)        (903)
           Inventories                                                                   (798)       2,688          116
           Prepaid expenses and promotional materials                                     238          110           36
           Current liabilities other than current installments of long-term debt        1,892       (1,104)        (508)
         Other                                                                           (518)         110         (587)
                                                                                     -----------  -----------  -----------
                Net cash provided by (used in) operating activities                     4,624        1,770       (2,576)
Cash flows from investing activities:
    Purchase of short-term investments                                                 (7,979)         (74)        (139)
    Maturity of short-term investments                                                  4,016           --           --
    Sale of short-term investments                                                         --           74        2,838
    Cash received for repayment of non-operating notes receivable                         379          166          127
    Cash received from sale of property, plant and equipment                               35           --        1,499
    Purchase of property, plant and equipment                                            (466)        (659)      (5,053)
    Other                                                                                  --          (57)         (48)
                                                                                     -----------  -----------  -----------
                Net cash used in investing activities                                  (4,015)        (550)        (776)
Cash flows from financing activities:
    Proceeds from exercise of stock options and stock purchased
      through the Employee Stock Purchase Plan                                              3            5          102
    Repayment of long-term debt                                                          (200)        (182)         (59)
    Additions to long-term debt                                                            35           10        3,810
                                                                                     -----------  -----------  -----------
                Net cash provided by (used in) financing activities                      (162)        (167)       3,853
Effect of exchange rates on cash and cash equivalents                                     309          118          523
                                                                                     -----------  -----------  -----------
                Net increase in cash and cash equivalents                                 756        1,171        1,024
Cash and cash equivalents at beginning of year                                          3,457        2,286        1,262
                                                                                     ===========  ===========  ===========
Cash and cash equivalents at end of year                                          $     4,213        3,457        2,286
                                                                                     ===========  ===========  ===========

Supplemental disclosures of cash flow information:
    Net cash paid (received) during the year for:
      Interest                                                                    $       313          331          121
      Income taxes                                                                       (957)          62           30
                                                                                     ===========  ===========  ===========

Noncash investing and financing activities:
    Acquisition of model home in exchange for receivable and liability
      assumption                                                                  $       --           393           --
                                                                                     ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)


(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


       (a)    DESCRIPTION OF BUSINESS

              Lindal Cedar Homes, Inc. and subsidiaries (collectively, the Company) manufactures and distributes high quality, custom cedar home packages and sunrooms to customers, domestically and internationally, through its network of approximately 180 independent dealers. In addition, the Company re-manufactures standard dimensional cedar lumber. A portion of the cedar lumber is combined with other purchased forest products and building materials into home packages. The remaining cedar lumber is sold to third parties. The Company generally requires cash deposits upon placement of an order and final payment upon shipment of the home package or sunroom.


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


       (d)    CONCENTRATIONS

              The Company extends credit on the sale of windows and other materials in the normal course of business. One customer accounts for 12% of accounts receivable at December 31, 1999. There were no individual customers that accounted for greater than 10% of accounts receivable at December 31, 1998.

              Notes receivable consist primarily of loans to dealers and are generally secured by property, primarily model homes. Loans to four dealers at December 31, 1999 and five dealers at December 31, 1998 make up approximately 79% and 67% of the net notes receivable balance at December 31, 1999 and 1998, respectively. There are no other individual balances greater than 10% of the net notes receivable balance.

              The Company can obtain its materials from several sources and is not dependent on any individual supplier.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       (e)    FOREIGN CURRENCY

              Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, stockholders' equity at historical rates, and revenue and expenses at weighted-average rates during the year. The resulting translation adjustment is reported as a component of other comprehensive earnings or loss. Foreign exchange transaction gains (losses) were $(105) in 1999, $319 in 1998 and $(56) in 1997 and are included in other income and expense.


       (f)    CASH EQUIVALENTS

              The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents consisted primarily of an investment sweep account of $3,210 in 1999 and $2,464 in 1998.


       (g)    SHORT-TERM INVESTMENTS

              Short-term investments at December 31, 1999 consist of securities maturing in January through March 2000, and are classified as available-for-sale. Accordingly, these investments are carried at fair value, and the Company records any unrealized holding gains and losses, net of income taxes, as a separate component of stockholders' equity. There were no unrealized holding gains or losses in 1999, 1998 or 1997.


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

              Deferred gains or losses under futures and option contracts are included on a net basis in the carrying amounts of inventories in the consolidated balance sheets.

              At December 31, 1999, the Company had 30 futures contracts with broker-dealers of approximately $1,091 maturing through July 2000 with a net deferred gain of $25. The Company is exposed to, but does not anticipate, credit loss in the event of nonperformance by the other parties to the contracts. The Company does not obtain or provide collateral or other security to support the contracts.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       (i)    INVENTORIES

              Inventories are stated at the lower of cost (principally first-in, first-out) or market (net realizable value).

              The Company has erected display homes in various metropolitan and recreational areas for display to the public and has adopted the policy of charging the original cost (net of 20% estimated residual value) of such homes against income over five years. It is also the Company's policy to offer for sale and to sell the display homes at prices below normal retail, but generally approximating recorded valuations plus a normal gross profit; therefore, the display homes are included in inventories at the lower of amortized cost or net realizable value. At the time of sale, any remaining unamortized amounts are charged to cost of goods sold.


       (j)    PROMOTIONAL MATERIALS

              Promotional materials consist primarily of the Company's plan book and are stated at the lower of cost (principally first-in, first-out) or market (net realizable value). Development costs related to future plan books are recorded in other assets.


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

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       (m)    INCOME TAXES

              The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's asset and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that will more likely than not be realized.

              No provision has been made for U.S. federal income taxes on the undistributed earnings of the Company's foreign subsidiaries as it is management's intention to reinvest such earnings indefinitely or to distribute them in a manner which will not generate significant additional taxes. At December 31, 1999, the Company's cumulative undistributed earnings of the subsidiaries for which federal income taxes have not been provided were $173.


       (n)    ADVERTISING

              The Company expenses advertising costs when the related advertising first takes place. The Company recognized advertising expense of $1,149 in 1999, $1,306 in 1998 and $1,206 in 1997.


       (o)    NET EARNINGS (LOSS) PER SHARE

              Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.


       (p)    STOCK BASED COMPENSATION

              The Company applies the provisions of Accounting Principles Board
              (APB) Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans for employees. Accordingly, the Company does not recognize compensation expense for options and stock purchase rights granted to employees with an exercise price equal to or in excess of the fair value of the related common stock at the date of grant. Note 6 to the consolidated financial statements contains a summary of pro forma results of operations for 1999, 1998 and 1997 as if the Company had recognized compensation expense based on the fair value of the options and stock purchase rights granted at grant date as required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       (q)    COMPREHENSIVE INCOME (LOSS)

              Comprehensive income (loss) measures all changes in equity of an enterprise that do not result from transactions with owners and is reported separately in stockholders' equity.


        (r)   RECLASSIFICATIONS

              Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.


(2)    INVENTORIES

       A summary of inventories at December 31 follows:

                                                                   1999                   1998
                                                            --------------------   -------------------

                  Raw materials                          $         1,822                  1,639
                  Work-in-process                                  2,879                  2,474
                  Finished goods                                   2,707                  2,226
                  Display homes                                      690                    781
                                                            --------------------   -------------------

                                                         $         8,098                  7,120
                                                            ====================   ===================


 (3)   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 consists of the following:

                                                                                  1999                   1998
                                                                           -------------------    -------------------
              Buildings and leasehold improvements                      $          10,455                 10,286
              Equipment                                                             3,496                  3,349
              Furniture and fixtures                                                4,655                  4,372
                                                                           -------------------    -------------------

                                                                                   18,606                 18,007
              Less accumulated depreciation and amortization                        9,832                  8,745
                                                                           -------------------    -------------------

                                                                                    8,774                  9,262
              Land                                                                  2,182                  2,164
                                                                           ===================    ===================

                            Property, plant and equipment, net          $          10,956                 11,426
                                                                           ===================    ===================

       Due to the unfavorable cedar market conditions that existed in 1997, management temporarily closed its Surrey, British Columbia, Canada sawmill operations in the fourth quarter of 1997. Management also

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)


       concluded that the carrying value of the sawmill and related equipment exceeded the estimated future positive cash flows from the sawmill. As a result, the Company recorded, as a part of its restructuring and valuation charge, a $595 write-down in the carrying value of the sawmill and related equipment to their estimated fair values of zero in the fourth quarter of 1997.

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


 (4)   LONG-TERM DEBT

       Long-term debt at December 31 consists of the following:

                                                                                        1999                  1998
                                                                                 -------------------   --------------------
         Industrial revenue bonds                                             $             3,525                 3,625
         First mortgage note payable,  due in monthly  installments  of $13, including  interest at 9.5%; final payment due 2009; secured by
             property with a net book value of $3,105                                       1,013                 1,075
         Other                                                                                 93                    94
                                                                                 -------------------   --------------------

                       Total long-term debt                                                 4,631                 4,794

         Less current installments                                                            213                   190
                                                                                 ===================   ====================

                       Long-term debt, excluding current installments         $             4,418                 4,604
                                                                                 ===================   ====================

       The Industrial Revenue Bonds are divided into two tranches, Series A Bonds ($225) and Series B Bonds ($3,300), (collectively, the Bonds), with portions of the Series A bonds maturing annually through November 2001 and portions of the Series B bonds maturing annually from November 2002 through November 2017. The Series A bonds bear an interest rate of 6.45% and Series B bonds bear fixed rates from 4.65% to 5.80% on various principal amounts with an approximate effective interest rate of 5.70%. The Bonds are redeemable at a premium in years 2003 through 2007 and at par thereafter.

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       At December 31, 1999, certain properties having an aggregate net book value of approximately $3,465 are pledged as collateral for the irrevocable letter of credit guaranteeing the bonds.

       The Reimbursement Agreement requires the Company to maintain certain financial and non-financial covenants. The financial covenants relate primarily to working capital, tangible net worth, capital expenditure limitations and debt service coverage ratio. At December 31, 1999, the Company was in compliance with all such covenants.

       Long-term debt matures as follows:

       2000                                $           213
       2001                                            217
       2002                                            206
       2003                                            227
       2004                                            241
       Thereafter                                    3,527
                                              ---------------
                                            $        4,631
                                              ===============


(5)    LINE OF CREDIT

       The Company had a $1,500 line of credit with a bank at December 31, 1998. The line of credit was secured by inventory and receivables and bore interest at the prime rate plus 1%. The line of credit expired December 31, 1999.


(6)    STOCKHOLDERS' EQUITY


       (a)    EMPLOYEE STOCK OPTION PLANS

              The Company grants stock options to employees under the 1997 Stock Option Plan (the 1997 Plan). The Company has also granted stock options under the 1988 Combined Incentive Stock Option and Non-Qualified Stock Option Plan, which plan expired on May 26, 1998, and the 1984 Incentive Stock Option Plan, which plan expired on December 21, 1994. No future options can be granted under the 1988 or 1984 plans. All three plans are administered by the Compensation Committee of the Board of Directors (Committee).

              Under the terms of the 1997 Plan, options to purchase shares of the Company's common stock may be designated as incentive or nonqualified at the discretion of the Committee. The exercise price of the options granted under these plans are set at the time of grant, but may not be less than the fair market value of the Company's common stock at the date of grant. There are 250,000 shares of common stock authorized for grants under the terms of the 1997 Plan, and at December 31, 1999, there were 197,800 available for grant.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

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

              There are 210,000 shares of common stock authorized for grants under the directors and distributors plan, and at December 31, 1999, there were 73,308 options available for grant.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

              A summary of the combined status of the employee and director and distributor plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                               1999                          1998                           1997
                                    ---------------------------   ---------------------------    --------------------------
                                                     WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                      AVERAGE                       AVERAGE                       AVERAGE
                                                     EXERCISE                      EXERCISE                      EXERCISE
                                       SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                                    ------------    -----------   ------------    -----------    -----------    -----------
             Outstanding at
                 beginning of
                 year                 502,024          $3.85        494,154         $ 3.95         594,480        $ 4.00
             Granted                   90,800           1.75         47,300           2.89          33,200          4.05
             Exercised                     --            --              --            --          (30,219)         3.13
             Relinquished             (94,952)          3.67        (39,430)          4.02        (103,307)         4.45
                                    ------------                  ------------                   -----------

             Outstanding at end
                 of year              497,872          $3.51        502,024         $ 3.85         494,154        $ 3.95
                                    ============    ===========   ============    ===========    ===========    ===========

             Options
                 exercisable at
                 year-end             387,012          $3.86        403,764          $3.97         366,954         $3.95
                                    ============    ===========   ============    ===========    ===========    ===========


              The following table summarizes information about these plans at December 31, 1999:

                                                          WEIGHTED
                                                          AVERAGE           WEIGHTED                             WEIGHTED
                      RANGE                              REMAINING          AVERAGE                              AVERAGE
                   OF EXERCISE          NUMBER          CONTRACTUAL      EXERCISE PRICE         NUMBER        EXERCISE PRICE
                      PRICE          OUTSTANDING            LIFE                             EXERCISABLE
             --------------------   ---------------    ---------------   ---------------    ---------------   ---------------

              $      1.56-2.25           99,700             9.2       $        1.84               17,500   $       2.17
                     3.16-4.36          348,080             5.4                3.72              319,420           3.72
                     4.87-6.36           50,092             3.7                5.37               50,092           5.37
                                    ---------------                                         ---------------

                     1.56-6.36          497,872             6.0                3.51              387,012           3.86
                                    ===============    ===============   ===============    ===============   ===============

        (c)   EMPLOYEE STOCK PURCHASE PLAN

              The Company's 1993 Employee Stock Purchase Plan provides for 110,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to participating employees of the Company. The purchase rights are exercisable annually on October 1 of each year at a price equal to the lesser of 85% of the fair market value of the Company's stock at the beginning


                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

              or end of the annual period. In 1999, 1998 and 1997, 1,216, 2,565 and 2,397, shares respectively, for the amounts of $3, $5 and $8, respectively, were issued under the plan.


        (d)   ISSUANCE OF RESTRICTED STOCK

              Pursuant to a revised compensation program for non-employee directors, a total of 4,000, 5,000 and 3,000 shares of the Company's common stock were issued in 1999, 1998 and 1997, respectively. The stock issued to the non-employee directors was valued at the fair market value at the date of grant. As the stock issued was not registered, all certificates bear the appropriate restrictive legend. Compensation expense of $9, $11 and $11 was recorded in 1999, 1998 and 1997, respectively.

              Pursuant to pre-employment negotiations, in June 1997, 1,000 shares of common stock were issued, and valued at the fair market value at the date of grant, to the person who became the chief financial officer of the Company. As the stock has not been registered, the certificate bears the appropriate restrictive legend. A charge of $4 was recorded as compensation expense in 1997.


        (e)   PRO FORMA OPTION COMPENSATION EXPENSE

              The Company applies APB Opinion No. 25 in accounting for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net earnings (loss) and basic and diluted earnings (loss) per common share would have been the pro forma amounts indicated below:

                                                                          1999               1998              1997
                                                                     ---------------    ---------------   ----------------
              Net earnings (loss):
                  As reported                                  $         1,020                (936)           (2,447)
                  Pro forma                                                965              (1,014)           (2,499)
              Basic and diluted earnings (loss) per common shares:
                    As reported                                            .25               (.23)             (.60)
                    Pro forma                                              .23               (.25)             (.61)

              The pro forma amounts reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the 1998 and 1997 pro forma amounts presented above. Compensation cost is recorded over the options' vesting period of five years.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

              The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997.

                                                                     1999               1998               1997
                                                                ----------------   ---------------    ---------------
                        Expected dividend yield                        --                 --                 --
                        Risk free interest rate range                4.7-5.9%          4.4-5.4%           5.9-6.3%
                        Expected term (years)                          4.6                4.6                4.6
                        Expected volatility                           68.0%              37.7%              31.8%

              The weighted average fair value of options granted in 1999, 1998 and 1997 were $1.02, $1.06 and $1.52, respectively.


        (f)   NET EARNINGS (LOSS) PER SHARE

              The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net earnings
              (loss) per share:

                                                                NET EARNINGS        WEIGHTED AVERAGE       NET EARNINGS
                                                                   (LOSS)                SHARES             (LOSS) PER
                                                                 (NUMERATOR)          (DENOMINATOR)            SHARE
                                                            -------------------    -------------------    --------------
                   1999:
                       Basic earnings per share          $          1,020                 4,127,311            $.25
                       Effect of dilutive stock options                --                    20,184              --
                                                            -------------------    -------------------

                       Diluted earnings per share        $          1,020                 4,147,495            $.25
                                                            ===================    ===================
                   1998:
                       Basic loss per share              $           (936)                4,120,332           $(.23)
                       Effect of dilutive stock options                --                        --
                                                            -------------------    -------------------

                       Diluted loss per share            $           (936)                4,120,332           $(.23)
                                                            ===================    ===================
                   1997:
                       Basic loss per share              $         (2,447)                4,103,432           $(.60)
                       Effect of dilutive stock options                --                        --
                                                            -------------------    -------------------

                       Diluted loss per share            $         (2,447)                4,103,432           $(.60)
                                                            ===================    ===================

              Outstanding options to purchase 398,172, 502,024, and 494,154 shares of common stock were not included in the computation in 1999, 1998 and 1997, respectively, as they were anti-dilutive.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)


(7)    INCOME TAXES

       The components of earnings (loss) before income tax expense (benefit) are as follows:

                                                                   1999               1998               1997
                                                             ----------------   ----------------   ----------------
                     U.S.                                 $         1,348             (1,095)            (2,455)
                     Canada                                           198               (191)              (686)
                                                             ----------------   ----------------   ----------------

                                                          $         1,546             (1,286)            (3,141)
                                                             ================   ================   ================

       Total income tax expense (benefit) is allocated as follows:

                                                                    1999               1998               1997
                                                               ---------------    ---------------    ---------------

              Current:
                  U.S. federal                              $           560               (492)              (881)
                  Canadian                                               30                 73                 66
                                                               ---------------    ---------------    ---------------

                                                                        590               (419)              (815)
              Deferred:
                  U.S. federal                                          (69)               157                121
                  Canadian                                                5                (88)                --
                                                               ---------------    ---------------    ---------------

                                                                        (64)                69                121
                                                               ---------------    ---------------    ---------------

                            Total                           $           526               (350)              (694)
                                                               ===============    ===============    ===============

       The income tax expense (benefit) in the consolidated financial statements differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to pretax income as follows:

                                                                    1999               1998               1997
                                                               ----------------   ----------------   ----------------

              Statutory tax rate                                       34%               (34)%             (34)%
              Valuation allowance                                       5                 14                 9
              Effect of Canadian taxes                                 (5)                (7)               --
              Other, net                                               --                 --                 3
                                                               ----------------   ----------------   ----------------

                                                                       34%               (27)%             (22)%
                                                               ================   ================   ================

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31 are as follows:

                                                                                          1999                   1998
                                                                                   -------------------    -------------------
      Deferred income tax assets:
          Receivables, due to the allowance for doubtful receivables            $            155                    147
          Capitalization for tax purposes                                                    199                    229
          Accrued expenses deductible in different years for tax                              82                     53
          Net operating loss carryforwards                                                   481                    372
          Foreign tax credit carryforwards                                                   152                    135
                                                                                   -------------------    -------------------

                    Deferred income tax assets                                             1,069                    936

      Valuation allowance                                                                   (639)                  (550)
                                                                                   -------------------    -------------------

                                                                                             430                    386
      Deferred income tax liabilities - property, plant and equipment,
          principally due to differences in basis of assets and depreciation                 294                    325
                                                                                   ===================    ===================

                    Net deferred income tax asset                               $            136                     61
                                                                                   ===================    ===================

       The net change in the total valuation allowance for the years ended December 31, 1999, 1998 and 1997 was an increase of $89, $162 and $388, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deferred income tax assets, net of valuation allowance.

       The Company's Canadian subsidiaries have net operating loss carryforwards of $1,235 which expire in 2000 through 2006.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

(8)    LEASES

       The Company leases certain properties under operating leases, some of which are subleased to dealers. In addition, the Company leases certain production facilities and equipment.

       A summary of rent expense follows:

                                                                  1999               1998               1997
                                                             ---------------    ---------------    ---------------
       Gross rent expense                                 $           282                348                451
       Less sublease rental income                                     32                 48                 46
                                                             ---------------    ---------------    ---------------

                     Net rent expense                     $           250                300                405
                                                             ===============    ===============    ===============

       Noncancelable long-term operating lease commitments are as follows:

                                                 AGGREGATE MINIMUM
                  YEARS ENDING DECEMBER 31           RENTALS
                  -------------------------   ----------------------

                     2000                  $               160
                     2001                                   30
                     2002                                   18
                     2003                                   13
                     2004                                   13
                     Thereafter                            247
                                              ----------------------
                                           $               481
                                              ======================


(9)    RETIREMENT PLANS


       (a)    SALARY SAVINGS PROFIT SHARING PLAN

              The Company's Salary Savings Profit Sharing Plan under Section 401(k) of the Internal Revenue Code covers substantially all full-time nonunion employees. Plan participants may contribute up to 15% of their annual salary to the plan. The Company makes a matching contribution in the amount of 25% of employee contributions. Plan administration costs and the Company's costs of matching employees' contributions to the plan totaled $80 in 1999, $71 in 1998, and $78 in 1997. The Company may also contribute to the plan such additional amounts as the Board of Directors may determine at its sole discretion. There were no such contributions in 1999, 1998, or 1997.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       (b)    PENSION PLAN

              The Company contributes to various trusteed defined benefit pension plans under industry-wide agreements. These contributions are based on the hours worked by employees covered under collective bargaining agreements. Pension expense for these plans was $56 in 1999, $102 in 1998 and $193 in 1997.


(10)   RELATED PARTY TRANSACTIONS

       In 1998 and 1997, the Company made payments to a private company controlled by Sir Walter Lindal and certain other members of the Lindal family who are officers and directors of the Company of $34 in each of the years as consideration for the use of various patents. The agreement under which these payments were made was terminated in 1999.

       Sales of homes to certain members of the Board of Directors who are also dealers totaled approximately $491 in 1999, $296 in 1998 and $715 in 1997. All sales were made under normal trade terms.


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

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       Information regarding the Company's reportable segments, including other significant items, for the years ended December 31 follows:

                                                                                                  OTHER
                                   U.S.          CANADIAN                       INTERSEGMENT    RECONCILING
               1999                HOMES           HOMES        ALL OTHER       ELIMINATIONS      ITEMS         CONSOLIDATED
                                ------------    -----------    -----------    ---------------  ------------    --------------
      Revenues from
          external customers $    33,401            1,939          4,145               --             20            39,505
      Intersegment revenues       11,456           31,740          6,084          (49,280)            --                --
      Gross profit                 7,345           10,994          1,603          (10,581)           (23)            9,338
      Interest income                467               39             --             (293)           293               505
      Interest expense               106              294            208             (293)             7               322
      Depreciation and
          amortization               780              128            402               --             86             1,396

               1998

      Revenues from
          external customers $    30,975            2,467          4,051               --            226            37,719
      Intersegment revenues       11,512           30,632          5,440          (47,922)           338                --
      Gross profit                 6,637           10,877            633          (10,500)           (28)            7,619
      Interest income                124               39              2             (296)           296               165
      Interest expense               105              307            215             (296)             6               337
      Depreciation and
          amortization               743              128            408               --             58             1,337
      Sawmill costs                   --              768             --               --             --               768

               1997

      Revenues from
          external customers $    38,765            5,883          3,956               --            244            48,848
      Intersegment revenues       14,002           47,778          7,373          (72,956)         3,803                --
      Gross profit                 4,794           11,371          1,916          (11,144)          (186)            6,751
      Interest income                135               41              1             (316)           316               177
      Interest expense               117              318             30             (316)             2               152
      Depreciation and
          amortization               852              224            285               --             67             1,428
      Restructuring and
          valuation charges           --              595            212               --             --               807

       Other reconciling items in 1997 consist primarily of amounts related to log sales among the Company's Canadian subsidiaries.

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       The following table presents the approximate percentage of home sales revenue for completed home shipments by the geographic shipping destination for the years ended December 31:

                                                  1999                   1998                   1997
                                           -------------------    -------------------    -------------------
       United States                    $           89%                     87%                    83%
       Canada                                        5%                      6%                     5%
       Other countries                               6%                      7%                    12%
                                           -------------------    -------------------    -------------------

                                        $          100%                    100%                   100%
                                           ===================    ===================    ===================

       Additional geographic information is as follows at December 31:

                                                 1999                   1998
                                          -------------------    -------------------
       Long-lived assets:
           United States                $        10,810                 10,782
           Canada                                 1,991                  1,980
                                          -------------------    -------------------

                    Total               $        12,801                 12,762
                                          ===================    ===================

       Net assets:
         United States                  $        11,272                  9,287
         Canada                                   7,163                  7,503
                                          -------------------    -------------------

                   Total                $        18,435                 16,790
                                          ===================    ===================


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

       On February 1, 2000, six current and former dealers brought suit against Lindal Cedar Homes and two of its officers and directors in the U.S. District Court for the Western District of Washington for damages arising from the Company's termination or threatened termination of their dealership agreements. In late 1998 and early 1999, the Company terminated or threatened to terminate the dealership agreements of these individuals on the grounds that the dealers had breached their agreements by selling competitive

                                                                     (Continued)

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

             (Dollar amounts in thousands, except per share amounts)

       products. The dealership contract, signed by each of these claimants, strictly prohibits a dealer from selling competitive products.

       The complaint alleges: (a) the failure of the Company to register as a franchise in certain states, including Washington, (b) numerous violations of the Washington Franchise Investment Protection Act, and (c) illegal tie-in requirements in violation of the Sherman Act and Washington Consumer Protection Act, including treble damages. The complaint does not specify the damages sought. However, in a mediation which preceded the filing of the lawsuit, the plaintiffs claimed damages, including trebling, of approximately $10 million (prior to attorneys fees).

       The Company's dealer agreement provides that, following unsuccessful mediation, a dealer may pursue claims under the agreement only through an arbitration proceeding binding on the dealer and the Company. The Company expects to take the steps necessary to have the matter referred to arbitration before the American Arbitration Association.

       The Company believes that neither the Washington Franchise Investment Protection Act nor the Federal Sherman Act is applicable, nor were there any violations of either act. The Company will vigorously defend the lawsuit. Any amount owing as a result of this lawsuit is currently not estimatable and as such, the Company has not accrued any amount relating to these claims.

(14)   SUBSEQUENT EVENT

       In January 2000, the Company was notified by the British Columbia Ministry of Forests that its proposed modifications to the terms and conditions of a timber sale agreement had been approved. Under the modified terms and conditions of the timber sale, the Company has committed to the following:

          o The Company will immediately begin transferring the re-manufacturing of lumber for its homes from its Tacoma, Washington facility to facilities owned by an affiliate of Mill and Timber Products Ltd. (Mill & Timber), with the entire transfer to be completed by July 2001, and

          o The Company will invest approximately $200,000 in new re-manufacturing equipment to facilitate the re-manufacturing of its lumber by the affiliate of Mill & Timber.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998, and 1997

                                 (In thousands)



    Column A                Column B                        Column C                       Column D               Column E
    --------                --------                        --------                       --------               --------
                                                           Additions

                                                  CHARGED              CHARGED
                           BALANCE AT            TO COSTS             TO OTHER                                     BALANCE
                            BEGINNING               AND               ACCOUNTS-                                    AT END
DESCRIPTION                  OF YEAR             EXPENSES             DESCRIBE            DEDUCTIONS               OF YEAR
---------------------   ------------------   ------------------   ------------------   ------------------     ------------------

1999

Allowance for
    doubtful
    receivables                                                                                   (3)    (a)
    and notes        $            489              --                    --                       69     (b)            423
                        ==================   ==================   ==================   ==================     ==================


1998

Allowance for
    doubtful
    receivables
    and notes        $            461                   46               --                       18     (a)            489
                        ==================   ==================   ==================   ==================     ==================


1997

Allowance for
    doubtful
    receivables                                                                                    3     (a)
    and notes        $             394                  123              --                       53     (b)            461
                        ==================   ==================   ==================   ==================     ==================

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


                            LINDAL CEDAR HOMES, INC.

March 30, 2000
                             /s/ ROBERT W. LINDAL
                            -----------------------------------------
                            Robert W. Lindal, Chairman


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date        3/28/00              /s/ SIR WALTER LINDAL           Date    3/28/00             /s/ ROBERT W. LINDAL
          ------------------    ---------------------------            ---------------     -------------------------
                                    Sir Walter Lindal                                          Robert W. Lindal
                                    Chairman Emeritus                                       Director, Chairman and
                                  Director and Secretary                                   Chief Executive Officer



Date       3/28/00              /s/ DOUGLAS F. LINDAL           Date    3/28/00            /s/ MARTIN J. LINDAL
          ------------------    ---------------------------            ---------------     -------------------------
                                    Douglas F. Lindal                                          Martin J. Lindal
                                 Director, President and                                      Director and Vice
                                 Chief Operating Officer                                    President Information
                                                                                            Systems and Assistant
                                                                                                  Secretary




Date       3/28/00              /s/    DENNIS GREGG             Date    3/28/00            /s/CHARLES W. WIDMAN
          ------------------    ---------------------------            ---------------     -------------------------
                                       Dennis Gregg                                           Charles W. Widman
                                 Chief Financial Officer                                           Director
                                 (Principal Financial and
                                   Accounting Officer)



Date       3/28/00              /s/WILLIAM M. WEISFIELD         Date    3/28/00            /s/  STEVEN CONLEY
          ------------------    ---------------------------            ---------------     -------------------------
                                   William M. Weisfield                                         Steven Conley
                                         Director                                                  Director


Date
          ------------------    ---------------------------
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