Form 10-Q
period 2000-04-02
LINDAL CEDAR HOMES INC /DE/
filed 2000-05-17
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2000.

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

Yes   [X]    No   [ ]

Common stock outstanding at April 2, 2000: 4,131,327 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
Part I                 Financial Information

          Item 1       Financial Statements
                             Condensed Consolidated Balance Sheets                            4
                             Condensed Consolidated Statements of Operations                  5
                             Condensed Consolidated Statements of Cash Flows                  6
                             Notes to Condensed Consolidated Financial Statements             7

          Item 2       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                   11

          Item 3       Quantitative and Qualitative Disclosures about Market Risk            17

Part II                Other information
          Item 1       Legal proceedings                                                     18
          Item 6(a)    Exhibits                                                              18
          Item 6(b)    Reports on Form 8-K                                                   18

          Signatures                                                                         19

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               April 2, 2000, December 31, 1999 and April 4, 1999
             (Dollar amounts in thousands, except per share amounts)

                                                    APRIL 2,       DECEMBER 31,        APRIL 4,
                                                      2000             1999              1999
                                                  -----------      ------------      -----------
                                                  (UNAUDITED)                        (UNAUDITED)
                  Assets

Current assets
    Cash, cash equivalents and investments         $  7,314            8,252             4,244
    Receivables:
        Trade                                         1,567            1,827             1,744
        Refundable income taxes                         371               --             1,496
                                                   --------           ------            ------
                                                      1,938            1,827             3,240
        Less allowance for doubtful receivables         199              259               319
                                                   --------           ------            ------
                Net receivables                       1,739            1,568             2,921
    Inventories                                       8,065            8,098             7,253
    Promotional material                                502              510               747
    Other current assets                                751              650               863
                                                   --------           ------            ------
                Total current assets                 18,371           19,078            16,028

Other assets                                          2,009            1,845             1,352
Property, plant and equipment, net                   11,110           10,956            11,287
                                                   --------           ------            ------

                                                   $ 31,490           31,879            28,667
                                                   ========           ======            ======

   Liabilities and Stockholders' Equity

Current liabilities
    Current installments of long-term debt         $    210              213               191
    Accounts payable and accrued expenses             3,140            3,718             2,751
    Income taxes payable                                 26              126                 7
    Customer deposits                                 5,311            4,675             4,087
                                                   --------           ------            ------
                Total current liabilities             8,687            8,732             7,036

Long-term debt, excluding current installments        4,394            4,418             4,573
Deferred income taxes                                   288              294               318

Stockholders' equity:
    Common stock                                         41               41                41
    Additional paid-in capital                       16,061           16,061            16,049
    Accumulated other comprehensive loss               (794)            (837)           (1,217)
    Retained earnings                                 2,813            3,170             1,867
                                                   --------           ------            ------
                Total stockholders' equity           18,121           18,435            16,740
                                                   --------           ------            ------

                                                   $ 31,490           31,879            28,667
                                                   ========           ======            ======

See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the periods ended April 2, 2000 and April 4, 1999
            (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                              QUARTERS ENDED
                                                           ---------------------
                                                           APRIL 2,     APRIL 4,
                                                             2000         1999
                                                           --------     -------
Revenue                                                    $ 8,452        8,105
Cost of goods sold                                           7,046        6,438
                                                           -------      -------
        Gross profit                                         1,406        1,667

Operating expenses:
     Selling, general and administrative expenses            1,887        1,863
     Display court expenses                                     89          124
                                                           -------      -------
        Total operating expenses                             1,976        1,987
                                                           -------      -------
        Operating loss                                        (570)        (320)

Other income (expense):
     Rental income                                              52           52
     Interest income, net                                       40          (39)
     Other expense, net                                        (42)         (41)
                                                           -------      -------
        Other income (expense), net                             50          (28)
                                                           -------      -------
        Loss before income tax benefit                        (520)        (348)

Income tax benefit                                            (163)         (65)
                                                           -------      -------
        Net loss                                           $  (357)        (283)
                                                           =======      =======

Basic and diluted  - net loss per common share             $ (0.09)       (0.07)
                                                           =======      =======

See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended April 2, 2000 and April 4, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                            APRIL 2,       APRIL 4,
                                                                              2000           1999
                                                                            --------      ---------
Cash flows from operating activities:
     Net loss                                                                $ (357)         (283)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                        309           324
           Deferred income tax expense (benefit)                                 27            (7)
           Change in operating assets and liabilities:
               Net  receivables                                                (287)          287
               Inventories                                                       93           (55)
               Prepaid expenses and promotional materials                      (155)          (65)
               Current liabilities other than current
                 installments of long-term debt                                  49           843
               Other                                                           (333)          (29)
                                                                            -------       -------
                   Net cash provided by (used in) operating
                      activities                                               (654)        1,015

Cash flows from investing activities:
     Purchase of investments                                                  (3009)           --
     Maturity of investments                                                   3013            --
     Repayment of non-operating notes receivable                                 43            11
     Purchase of property, plant and equipment                                 (288)          (74)
                                                                            -------       -------
                   Net cash used in investing activities                       (241)          (63)

Cash flows from financing activities:
     Repayment of long-term debt                                                (27)          (30)
     Repayment of current notes payable                                          --          (266)
                                                                            -------       -------
                   Net cash used in financing activities                        (27)         (296)
Effect of exchange rate changes on cash and cash equivalents                    (11)           58
                                                                            -------       -------
                   Net increase (decrease) in cash and cash equivalents        (933)          714
Cash and cash equivalents beginning of period                                 4,213         3,457
                                                                            -------       -------
Cash and cash equivalents at end of period                                    3,280         4,171
                                                                            =======       =======

Supplemental disclosures of cash flow information - cash paid
  (received) during period for:
         Interest                                                           $    26            32
         Income taxes                                                            75           (73)

Non-cash investing and financing activities:
   Acquisition of model home in exchange for trade and note receivable      $   231            --


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               April 2, 2000, December 31, 1999 and April 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except as noted below, and include all recurring adjustments that are considered necessary by management to fairly state the results of the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and certain disclosures. Actual results could differ from those estimates. These consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Due to the seasonality of the Company's business, the accompanying financial statements may not necessarily be indicative of the results to be obtained for the full year. This report should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999.

      Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

(2)   LOSS PER COMMON SHARE

      The following tables present basic and diluted loss per share and reconciles the numerator and denominator of the basic and diluted per share computations:

                                            NET           WEIGHTED          NET
                                           LOSS        AVERAGE SHARES      LOSS
                                        (NUMERATOR)     (DENOMINATOR)    PER SHARE
                                        -----------    --------------    ---------
Quarter ended April 2, 2000
    Basic loss per share                  $ (357)          4,131          $ (0.09)
    Effect of dilutive options                --              --               --
                                          ------           -----          -------
    Diluted loss per share                $ (357)          4,131          $ (0.09)
                                          ======           =====          =======

Quarter ended April 4, 1999:
    Basic loss per share                  $ (283)          4,126          $ (0.07)
    Effect of dilutive options                --              --              --
                                          ------           -----          -------
    Diluted loss per share                $ (283)          4,126          $ (0.07)
                                          ======           =====          =======

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               April 2, 2000, December 31, 1999 and April 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

      Options to purchase shares of common stock where the exercise price exceeds the average market price were excluded from the computations for 2000 and 1999 because they would be anti-dilutive. All options are considered to be anti-dilutive in periods where there is a net loss. Anti-dilutive options excluded from the computations are as follows:

                                                    ANTI-DILUTIVE
                                                       OPTIONS
                                                    --------------
                Quarter ended April 2, 2000              475
                Quarter ended April 4, 1999              531




(3)   INVENTORIES

      A summary of inventories follows:

                                  APRIL 2,       DECEMBER 31,       APRIL 4,
                                    2000             1999             1999
                                  --------       ------------       --------
      Raw materials                $3,166            1,822            1,502
      Work-in-process               1,703            2,879            2,798
      Finished goods                2,413            2,707            2,197
      Display models                  783              690              756
                                   ------            -----            -----
                                   $8,065            8,098            7,253
                                   ======            =====            =====


(4)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                             APRIL 2,    DECEMBER 31,     APRIL 4,
                                                               2000          1999           1999
                                                            ----------   ------------    ----------
      Building and leasehold improvements                    $10,510        10,455         10,348
      Equipment                                                3,574         3,496          3,378
      Furniture and fixtures                                   4,796         4,655          4,435
                                                             -------        ------         ------
                                                              18,880        18,606         18,161
      Less accumulated depreciation and amortization          10,074         9,832          9,045
                                                             -------        ------         ------
                                                               8,806         8,774          9,116
      Land                                                     2,304         2,182          2,171
                                                             -------        ------         ------
               Net property, plant and equipment             $11,110        10,956         11,287
                                                             =======        ======         ======


(5)   SEGMENT INFORMATION

      The Company has two reportable segments: Homes -- United States and Homes -- Canada. Homes -- United States performs functions associated with engineering, custom design, drafting, customer service, logistics, special order materials and distribution planning for home sales worldwide. Homes -- Canada performs functions associated with inventory management

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               April 2, 2000, December 31, 1999 and April 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

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

      Information regarding the Company's reportable segments, including other significant items, for the quarters ended April 2, 2000 and April 4, 1999 follows:

                                                                                OTHER
                                    U.S.    CANADIAN    ALL    INTERSEGMENT  RECONCILING
                                    HOMES     HOMES    OTHER   ELIMINATIONS     ITEMS     CONSOLIDATED
                                  --------  --------  -------  ------------  -----------  ------------
QUARTER ENDED APRIL 2, 2000

     Revenues from external
        customers                 $  7,371      198      883          --          --          8,452
     Intersegment revenues           2,576    7,355    1,295     (11,226)         --             --
     Gross profit                    1,292    2,444       89      (2,418)         (1)         1,406
     Interest income                   113        2       --         (75)         75            115
     Interest expense                   23       76       51         (75)         --             75
     Depreciation and
        amortization                   148       35      104          --          22            309


QUARTER ENDED APRIL 4, 1999

     Revenues from external
        customers                 $  7,069      103      929          --           4          8,105
     Intersegment revenues           2,404    6,579    1,227     (10,210)         --             --
     Gross profit                    1,447    2,222      235      (2,233)         (4)         1,667
     Interest income                    32       11       --         (72)         72             43
     Interest expense                   26       74       51         (72)          3             82
     Depreciation and
        amortization                   149       29       90          --          56            324


(6)   COMPREHENSIVE LOSS

      Comprehensive loss is as follows:

                                                                              QUARTER ENDED
                                                                          ----------------------
                                                                          APRIL 2,      APRIL 4,
                                                                            2000          1999
                                                                          --------      --------
      Net loss                                                            $  (357)         (283)
      Other comprehensive income - foreign
         currency translation                                                  43           233
                                                                          -------          ----
      Comprehensive loss                                                  $  (314)          (50)
                                                                          =======          ====

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               April 2, 2000, December 31, 1999 and April 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

(7)   SHORT-TERM INVESTMENTS:

      Short-term investments consist of securities maturing within one year, and are classified as available-for-sale. Accordingly, these investments are carried at fair value. Any unrealized holding gains and losses, net of income taxes, are immaterial at April 2, 2000, December 31, 1999 and April 4, 1999.

(8)   CONTINGENCIES:

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

      The Company believes that neither the Washington Franchise Investment Protection Act nor the Federal Sherman Act is applicable, nor were there any violations of either act. The Company will vigorously defend the lawsuit. Any amount owing as a result of this lawsuit is currently not estimatable and as such, the Company has not accrued any amounts relating to these claims.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Lindal Cedar Homes, Inc. (the "Company") is primarily engaged in the design, manufacture and distribution of custom cedar homes, windows and sunrooms. The Company also re-manufactures standard dimensional cedar lumber. Cedar lumber, that meets the Company's quality standards, is combined with manufactured and/or purchased windows, sunrooms, and other purchased forest products and building materials into home packages which can be shipped nationally and internationally to the home buyer's construction site. Re-manufactured cedar lumber that is not of a grade suitable for use in homes is sold on the open lumber market.

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

The Company is working to secure its cedar raw material needs on a long-term basis. As discussed in the Company's 1999 Annual Report on Form 10-K, the Company received approval of its proposed modifications to the terms and conditions of the 327,000 cubic meter timber sale awarded to the Company in 1996 by the Province of British Columbia. Management believes that this timber sale will allow the Company to secure a cedar supply for a minimum of the next five years. Management expects that timber harvesting will begin in the third quarter of 2000.

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

The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:

                 1ST QUARTER   2ND QUARTER   3RD QUARTER  4TH QUARTER
                 -----------   -----------   -----------  -----------

         2000       8,452

         1999       8,105         10,136        10,570       10,694

         1998       5,645         11,477        10,793        9,804

         1997       7,540         14,913        14,298       12,097

         1996       6,587         14,173        14,632       11,243


As discussed in the Company's 1999 Annual Report on Form 10-K, management believes that the site occupied by the Company's head office, display court and adjacent business park, in Seattle, Washington has not been selected as the final location of the light rail maintenance base. This belief is based on the resolutions adopted by the Board of the Central Puget Sound Regional Transit Authority (RTA) and documents submitted by the RTA to the U.S. Federal Government, which indicate that a different site has been selected as the final location of the light rail maintenance base. The Company has not received any official notification from the RTA.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25. Interpretation No. 44 clarifies the application of APB Opinion 25, Accounting for Stock Issued to Employees, for issues, among others, regarding: (a) the definition of employees, (b) defining non-compensatory plans, (c) modifications to previously fixed stock option awards, and (d) accounting for an exchange of stock compensation awards in a business combination. The Company will adopt Interpretation No. 44 in the second quarter of 2000 and does not expect the adoption of this Interpretation to have a material impact on the consolidated financial statements.

In March 2000 the SEC issued Staff Accounting Bulletin No. 101A ("SAB 101A"). SAB 101A delays the effective date of Staff Accounting Bulletin No. 101 ("SAB 101") Revenue Recognition in Financial Statements, to the second quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the second quarter of 2000 and anticipates that such adoption will not have a material impact on the Company's consolidated financial statements.

YEAR 2000

The Company has not experienced any significant disruptions to its financial or operating activities caused by failure of its computerized systems resulting from Year 2000 issues. Furthermore, the Company has no information that indicates a significant vendor or service provider has experienced any significant disruptions to their financial or operating activities such that they would be unable to provide goods or services to the Company.

                                  FIRST QUARTER

NEW ORDERS

The dollar value of new orders increased 27% from the first quarter of 1999 to the first quarter of 2000. The number of new order units increased 43% in the same time period. This increase is primarily attributable to increased sales of the new Select product, introduced in 1999, and increased sales of other home products as a result of sales promotions. Some portion of this increase in new orders may be in response to the previously announced, staggered 3.5% home price increase, which will become fully effective in June 2000. Management believes that there may be a temporary slowdown in the rate of new orders in the second and third quarters as a result of the price increase. The following table illustrates the percentage change in the number and dollar value of new orders for the first quarter of the current and each of the preceding 2 years:

          % CHANGE IN               2000        1999        1998
          ------------             ------      ------      ------
          Units                      43%        -16%        -35%
          Dollar Value               27%         -9%        -27%

The Access and Select products represented 66% of new order units in the first quarter of 2000 compared to 55% of new order units in the first quarter of 1999. The dollar value of the Access and Select product new orders was 61% of the total dollar value of new orders in the first quarter of 2000 compared to 46% in the first quarter of 1999. Size and value of a home is a function of customer preference and may change somewhat from period to period.

Entering the second quarter of 2000, the total backlog, stated in dollars, increased $7 million (25%) to approximately $35 million from approximately $28 million in 1999. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis. While the Company expects the majority of the current backlog will ship within the next 12 months, factors beyond the control of the Company, such as weather conditions, customer financing, building permits, order cancellations or customer requested delays, may affect the actual delivery date of an unknown portion of backlog orders beyond the twelve month period.

REVENUE

The Company recognizes revenue from orders when the home package is shipped.

Revenue increased $350,000 (4%) to $8.45 million in the first quarter of 2000 from $8.10 million in the first quarter of 1999, primarily due to the increase in home revenue.

Home revenue increased $660,000 (11%) to $6.76 million in the first quarter of 2000 from $6.10 million in the first quarter of 1999. The number of homes shipped increased 11% to 84 in the first quarter of 2000 from 76 in the first quarter of 1999. Management believes the increase in home revenue is primarily related to the effect of the mild winter weather experienced throughout most of the country and to incentives encouraging customers to take delivery of their home in the first quarter. By offering incentives to take delivery of a home earlier in the year than a customer might otherwise do, the Company will free up capacity later in the year to ship additional homes. However, unlike 1999 when early delivery incentives shifted some deliveries away from the second quarter to the first quarter, management believes that the increases in new orders and backlog will mitigate the effect of shifting deliveries away from the second quarter. As a result, management believes that second quarter deliveries should follow a more traditional pattern.

The Access and Select homes (the base price of which is 25%-30% less than the traditional Cedar: Frame home) accounted for approximately 65% of home sales revenue and 70% of home units shipped in the first quarter of 2000 compared to 40% of home sales revenue and 49% of the home units shipped in the first quarter of 1999. The Select product was introduced in January 1999.

Sunroom revenue decreased $100,000 (37%) to $170,000 in the first quarter of 2000 from $270,000 in the first quarter of 1999. In early 2000, the Company introduced its new PatioRoom, an updated sunroom product with less glass and all the versatility of the traditional sunroom products at about two-thirds the price of the traditional sunroom products.

Revenue from other sources, primarily material sales, decreased $210,000 (12%) to $1.53 million in first quarter of 2000 from $1.74 million in the first quarter of 1999.

MATERIAL COSTS

Material costs, as a percentage of revenue, were flat in the first quarter of 2000 compared to the first quarter of 1999. Material costs, as a percentage of revenue, decreased in the first half of 1999 and increased modestly during the last half of 1999. Due to higher material costs, as a percentage of revenue, in the second half of 1999 the Company announced a 3.5% staggered price increase which will become fully effective in June 2000.

In dollars, material costs increased $160,000 (4%) to $4.12 million in the first quarter of 2000 from $3.96 million in the first quarter of 1999 on 8 (11%) additional home shipments.

As a percent of revenue, material costs were 49% in the first quarter of 2000 and 1999.

OTHER COSTS OF GOODS SOLD

Non material costs, included in the costs of goods sold, increased $450,000 (18%) to $2.93 million in the first quarter of 2000 from $2.48 million in the first quarter of 1999. This increase is primarily related to the expansion of the Company's engineering capacity in response to the increase in new home orders and to increases in other manufacturing labor and labor related costs.

GROSS PROFIT

The increase in total revenue was more than offset by the increase in other costs of goods sold. As a result, gross profit decreased to 16.6% of revenue in the first quarter of 2000 from 20.6% of revenue for the same period in 1999. In dollars, gross profit decreased $260,000 (16%) to $1.41 million in the first quarter of 2000 from $1.67 million in the first quarter of 1999.

The mix of home units delivered also impacts gross profit. The Access and Select products (the base price of which is 25% - 30% less than the Cedar Frame home) have lower material costs than the Cedar Frame, but the dollar and percentage gross margin is lower as well. The Access and Select products accounted for 65% of the home revenue and 70% of home units delivered in the first quarter of 2000 compared with 40% of the home revenue and 49% of the home units delivered in the first quarter of 1999. For all of 1999, the Access and Select products accounted for 60% of the home units delivered and 52% of home revenue, while the Access product accounted for 54% of the home units delivered and 46% of home revenue in 1998. The Select product was introduced in January 1999.

OPERATING EXPENSES

Total operating expenses, including display court expenses, were flat in the first quarter of 2000 compared to the same period in 1999.

Selling, and general and administrative expenses increased $30,000 (2%) to $1.89 million in the first quarter of 2000 from $1.86 million in the first quarter of 1999. Selling expenses increased $30,000 (3%) to $980,000 in the first quarter of 2000 from $950,000 in the first quarter of 1999. General and administrative expenses were unchanged at $910,000 in the first quarter of 2000 and in the first quarter of 1999. Display court expenses decreased $30,000 (25%) in the first quarter of 2000.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased $80,000 (267%) to $50,000 in the first quarter of 2000 from $(30,000) in the first quarter of 1999. This is primarily due to the increase in interest income, $70,000 (167%), and the decrease in interest expense, $10,000 (10%) in the first quarter of 2000 compared to the first quarter of 1999.

INCOME TAX BENEFIT

The Company recognized an income tax benefit of $160,000 (31%) in the first quarter of 2000 compared to an income tax benefit of $70,000 (19%) in the first quarter of 1999. In the first quarter of 1999, the Company did not recognize the income tax benefit for Canadian operating losses due to the inability to carryback the Canadian net operating losses and the uncertainty of utilizing the Canadian net operating losses against future taxable Canadian income.

LIQUIDITY

The Company's policy is that all home and sunroom orders be accompanied by a cash deposit and that units be paid in full before shipment or be shipped on a C.O.D. basis. The majority of home and sunroom sales are prepaid. Lumber, material and window sales are made on terms common to the industry.

The Company primarily pays its vendors within stated terms and takes advantage of discounts for early payments whenever available. Operations and customer deposits for home and sunroom orders are the Company's primary source of cash.

The Company maintains a $1.5 million operating line of credit with a financial institution. The line of credit bears interest at the rate of prime plus 1% and is secured by a pledge of specific assets. During the first quarter of 2000, the Company renewed its operating line of credit, which will expire on March 30, 2001. The Company maintains a letter of credit with a financial institution securing payment of the Industrial Revenue Bonds issued in November 1997. The letter of credit expires on November 15, 2002. The Company does not foresee the need to borrow on its operating line of credit during 2000.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

CASH FLOW

OPERATING ACTIVITIES

Operations used $650,000 in cash in the first quarter of 2000 compared to providing $1.02 million in cash in the first quarter of 1999. In the first quarter of 2000, operating results used $20,000 in cash while changes in operating assets, primarily increases in trade and operating notes receivable, prepaid expenses and other operating assets used an additional $630,000 in cash. The increase in net receivables is primarily due to the U.S. income tax benefit arising from the first quarter loss and refundable Canadian GST taxes, which were offset by decreases in trade receivables and the allowance for doubtful accounts. The increase in other operating assets is primarily due to expenditures relating to the development of the Company's new planbook.

In the first quarter of 1999, operating results provided $30,000 in cash while changes in operating assets, primarily decreases in trade and operating notes receivable and increases in current liabilities, provided $990,000 in cash. The increase in current liabilities is primarily due to seasonal increases in inventory levels, increases in customer deposits and timing of scheduled payments in relation to quarter end. The decrease in trade and operating notes receivable is primarily due to higher than normal cash collections resulting from the additional dealer cash flow generated by the increased number of homes delivered in the first quarter of 1999 over historic levels.

The Company's current ratio was 2.11:1.0 at April 2, 2000 compared to 2.18:1.0 at December 31, 1999.

INVESTMENT ACTIVITIES

Cash used for investment in the first quarter of 2000 was $240,000 compared to $60,000 in the first quarter of 1999. Cash expenditures for property, plant and equipment were $290,000 in the first quarter of 2000 which was partially offset by the repayment of non-operating notes receivable. In the first quarter of 1999, cash expenditures for property, plant and equipment totaled $70,000 which was partially offset by repayments of non-operating notes receivable.

In the first quarter of 2000, the Company took title to a dealer's display court (land and model) located in British Columbia, Canada in exchange for forgiving the mortgage it held on the property and other debt owing to the Company by the dealer.

FINANCING ACTIVITIES

Cash used for financing in the first quarter of 2000 was $30,000 compared to $300,000 in the first quarter of 1999. In the first quarter of 2000, $30,000 was used to repay long-term debt. In the first quarter of 1999, $30,000 was used to repay long-term debt. An additional $270,000 was used to pay a note payable relating to the Company's assumption of debt in a transaction where the Company took title to a dealer's display court (land and model) located in Highland, Michigan.

EXCHANGE RATES

In the first quarter of 2000, unfavorable changes in exchange rates had a $10,000 negative effect on cash and cash equivalents while in the first quarter of 1999 favorable changes in exchange rates had a $60,000 positive effect on cash and cash equivalents.


COMPARISON OF APRIL 4, 2000 BALANCE SHEET TO PRIOR YEAR

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments increased $3.07 million (72%) to $7.31 million at April 2, 2000 from $4.24 million at April 4, 1999. This increase is primarily due to the favorable operating results in 1999, the refund of prior years federal taxes, and increases in customer deposits and other current liabilities, which were partially offset by the new planbook development costs, increases in inventory and capital expenditures.

RECEIVABLES

Net accounts receivable decreased $1.18 million (40%) to $1.74 million at April 2, 2000 from $2.92 million at April 4, 1999. This decrease is primarily due to the reduction in refundable federal taxes reflecting the receipt of the federal tax refunds relating to the 1997 and 1998 operating losses.

INVENTORY

Production inventories (raw materials, work-in-process and finished goods) increased $780,000 (12%) to $7.28 million at April 2, 2000 from $6.5 million at April 4, 1999. This increase is due to the additional inventory requirements related to the increase in the number and value of new orders in the first quarter of 2000 compared to the first quarter of 1999 and the increase in the value of the backlog.

OTHER ASSETS

Other assets increased $660,000 (49%) to $2.01 million at April 2, 2000 from $1.35 million at April 4, 1999. This increase is primarily related to the development costs of the Company's new planbook, which was offset by the reduction in long-term notes receivable related to the note receivable exchanged for the display court located in British Columbia, Canada and payments received on other notes.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses increased $390,000 (14%) to $3.14 million at April 4, 2000 from $2.75 million at April 4, 1999. This increase is primarily due to the increase in inventory levels and the timing of scheduled payments in relation to quarter end.

CUSTOMER DEPOSITS

Customer deposits increased $1.22 million (30%) to $5.31 million at April 2, 2000 from $4.09 million at April 4, 1999. This increase is primarily due to the increase in new orders and the increased value of the backlog.

CAPITAL EXPENDITURE FINANCING

As discussed earlier, the Company received approval of its proposed modifications to the terms and conditions of the 327,000 cubic meter timber sale awarded to the Company in 1996 by the Province of British Columbia. Under the terms of the approved modifications to the timber sale the Company will invest approximately $200,000 in equipment to facilitate the re-manufacturing of lumber for its homes by an affiliate of Mill and Timber.

Other capital expenditures in 2000 will be financed from cash flow generated from operations, leasing or debt.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are commodity lumber prices, interest rates and foreign currency exchange rates.

The Company, from time to time, enters into futures contracts to hedge future purchases of specific types and grades of non-cedar lumber with the objective of reducing risk due to market fluctuations. At April 2, 2000, the Company had 38 futures contracts with broker-dealers of approximately $1.14 million maturing through January 2001 with a net deferred loss of $20,000. Such losses in fair value, if realized, would be offset by the lower costs of lumber purchased at market value. At April 4, 1999, the Company had 35 futures contracts with broker-dealers of approximately $800,000 maturing through November 1999 with a net deferred gain of $50,000. Such gains in fair value, if realized, would be offset by the higher costs of lumber purchased at market value.

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

The Company's exposure to changes in interest rates is minimal. Interest on short-term investments of less than 90 days is based on market interest rates. At April 2, 2000, the Company's investment in fixed rate instruments was approximately $4.03 million. Of this amount approximately $3.96 million was invested in the United States and approximately $70,000 was invested in Canada. Interest rates on the U.S. investments range from 6.0% to 6.1% and mature from April 7, 2000 through July 26, 2000. Interest rates on the Canadian investments range from 4.0% to 4.2%, and mature from September 22, 2000 through February 22, 2001. Because of the relative short-term nature of these investments, the Company's exposure to interest rate fluctuation is greatly reduced. At April 4, 1999, the Company's investment in fixed rate instruments was not material. All of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate. During the first quarter of 2000 and through out all of 1999, the Company had no amounts owing on its line of credit.

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

Item 1.  LEGAL PROCEEDINGS

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

The Company believes that neither the Washington Franchise Investment Protection Act nor the Federal Sherman Act is applicable nor were there any violations of either act. The Company will vigorously defend the lawsuit. The Company has not accrued any amounts relating to these claims.

Item 6(a) - EXHIBITS

The following exhibits are being filed:

            27        Financial Data Schedule for period ended April 2, 2000



Item 6(b) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the first quarter of 2000.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                                   Signature:

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LINDAL CEDAR HOMES, INC.

                                  By: /s/           Robert W. Lindal
                                     -------------------------------------------
                                                    Robert W. Lindal
                                           Chairman and Chief Executive Officer

                                  By: /s/             Dennis Gregg
                                     -------------------------------------------
                                                      Dennis Gregg
                                                Chief Financial Officer

DATE:
May 17, 2000

                            Lindal Cedar Homes, Inc.
                                  Exhibit Index

Exhibits are numbered in accordance with Item 601 of Regulation S-B

      EXHIBIT
      NUMBERS                              DESCRIPTION
    -------------    --------------------------------------------------------
         27          Financial Data Schedule for period ended April 2, 2000