Form 10-Q
period 2000-07-02
LINDAL CEDAR HOMES INC /DE/
filed 2000-08-16
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2000.


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


Yes  [X]     No  [ ]


Common stock outstanding at July 2, 2000: 4,131,327 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
Part I                Financial Information

         Item 1       Financial Statements
                            Condensed Consolidated Balance Sheets                             4
                            Condensed Consolidated Statements of Operations                   5
                            Condensed Consolidated Statements of Cash Flows                   6
                            Notes to Condensed Consolidated Financial Statements              7

         Item 2       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                    12

         Item 3       Quantitative and Qualitative Disclosures about Market Risk             20

         Item 4       Results of Votes of Security Holders                                   22

Part II               Other Information

         Item 1       Legal Proceedings                                                      22
         Item 6(a)    Exhibits                                                               22
         Item 6(b)    Reports on Form 8-K                                                    22

         Signatures                                                                          23

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                July 2, 2000, December 31, 1999 and July 4, 1999
                (Amounts in thousands, except per share amounts)


                                                     JULY 2,                   JULY 4,
                                                      2000     DECEMBER 31,     1999
                                                  (UNAUDITED)      1999      (UNAUDITED)
                                                  -----------  ------------  -----------
                  Assets

Current assets
    Cash, cash equivalents and investments          $  8,543        8,252        6,562
    Receivables:
        Trade                                          1,061        1,827        1,307
        Refundable federal taxes                         382           --        1,718
                                                    --------      -------      -------
                                                       1,443        1,827        3,025
        Less allowance for doubtful receivables          117          259          335
                                                    --------      -------      -------
                Net receivables                        1,326        1,568        2,690
    Inventories                                        8,146        8,098        7,286
    Promotional material                                 993          510          654
    Other current assets                                 865          650          745
                                                    --------      -------      -------
                Total current assets                  19,873       19,078       17,937

Other assets                                           1,607        1,845        1,440
Property, plant and equipment, net                    11,119       10,956       11,254
                                                    --------      -------      -------
                                                    $ 32,599       31,879       30,631
                                                    ========      =======      =======
   Liabilities and Stockholders' Equity

Current liabilities
    Current installments of long-term debt          $    219          213          191
    Accounts payable and accrued expenses              3,392        3,718        2,618
    Income taxes payable                                  --          126           15
    Customer deposits                                  5,527        4,675        5,178
                                                    --------      -------      -------
                Total current liabilities              9,138        8,732        8,002

Long-term debt, excluding current installments         4,413        4,418        4,588
Deferred income taxes                                    294          294          316

Stockholders' equity:
    Common stock                                          41           41           41
    Additional paid-in capital                        16,061       16,061       16,049
    Accumulated other comprehensive loss                (957)        (837)        (981)
    Retained earnings                                  3,609        3,170        2,616
                                                    --------      -------      -------
                Total stockholders' equity            18,754       18,435       17,725
                                                    --------      -------      -------
                                                    $ 32,599       31,879       30,631
                                                    ========      =======      =======


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the periods ended July 2, 2000 and July 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                        SIX MONTHS ENDED         QUARTERS ENDED
                                                      -------------------      ------------------
                                                      JULY 2,     JULY 4,      JULY 2,    JULY 4,
                                                       2000        1999         2000       1999
                                                      -------     -------      ------     -------
Revenue                                               $21,302      18,242      12,850      10,136
Cost of goods sold                                     16,534      13,723       9,489       7,285
                                                      -------     -------      ------     -------
        Gross profit                                    4,768       4,519       3,361       2,851

Operating expenses:
     Selling, general and administrative expenses       4,102       3,712       2,214       1,848
     Display court expenses                               266         232         177         108
                                                      -------     -------      ------     -------
        Total operating expenses                        4,368       3,944       2,391       1,956
                                                      -------     -------      ------     -------
        Operating income                                  400         575         970         895

Other income (expense):
     Rental income                                         94         111          43          59
     Interest, net                                         98         (52)         58         (12)
     Other, net                                            43         (87)         84         (47)
                                                      -------     -------      ------     -------
        Other income (expense), net                       235         (28)        185          --
                                                      -------     -------      ------     -------
        Earnings before income taxes                      635         547       1,155         895
Income tax expense                                        197          81         359         146
                                                      -------     -------      ------     -------
        Net earnings                                  $   438         466         796         749
                                                      =======     =======      ======     =======

Basic and diluted - earnings per common share         $   .11         .11         .19         .18
                                                      =======     =======      ======     =======


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended July 2, 2000 and July 4, 1999
                             (Amounts in thousands)
                                   (Unaudited)



                                                                                       JULY 2,       JULY 4,
                                                                                        2000          1999
                                                                                       -------       ------
Cash flows from operating activities:
     Net earnings                                                                      $   438          466
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                     736          629
         Deferred income tax benefit                                                        --           (9)
         Loss (gain) on disposal of assets                                                  (3)           1
         Change in operating assets and liabilities:
            Net trade and operating notes receivable                                       125          453
            Inventories                                                                   (119)          (8)
            Prepaid expenses and promotional materials                                    (870)         170
            Current liabilities other than current installments of long-term debt          539        1,805
            Other                                                                          (13)        (104)
                                                                                       -------       ------
                Net cash provided by operating activities                                  833        3,403

Cash flows from investing activities:
     Purchase of investments                                                            (2,997)      (3,031)
     Maturity of investments                                                             3,008           75
     Repayment of non-operating notes receivable                                           105           40
     Proceeds from sale of property, plant and equipment                                     3           --
     Purchase of property, plant and equipment                                            (590)        (248)
                                                                                       -------       ------
                Net cash used in investing activities                                     (471)      (3,164)

Cash flows from financing activities:
     Repayment of long-term debt                                                           (57)         (51)
     Proceeds from long-term debt                                                           59           35
     Repayment of current notes payable                                                     --         (266)
                                                                                       -------       ------
                Net cash provided by (used in) financing activities                          2         (282)
Effect of exchange rate changes on cash and cash equivalents                               (60)         116
                                                                                       -------       ------
                Net increase in cash and cash equivalents                                  304           73
Cash and cash equivalents at beginning of period                                         4,213        3,457
                                                                                       -------       ------
Cash and cash equivalents at end of period                                               4,517        3,530
                                                                                       =======       ======
Supplemental disclosures of cash flow information - cash paid during period for:
         Interest                                                                      $   151          170
         Income taxes                                                                      304           66
Non-cash investing and financing activities:
   Acquisition of model home in exchange for trade and note receivable                 $   231           --


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                July 2, 2000, December 31, 1999 and July 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)




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


(2)   EARNINGS PER COMMON SHARE

      The following tables present basic and diluted earnings per share and reconciles the numerator and denominator of the basic and diluted per share computations:

                                                                     WEIGHTED
                                                   NET EARNINGS   AVERAGE SHARES    NET EARNINGS
                                                   (NUMERATOR)     (DENOMINATOR)      PER SHARE
                                                   ------------   --------------    ------------
            Quarter ended July 2, 2000:
                 Basic earnings per share              $796            4,131             .19
                 Effect of dilutive options              --               14              --
                                                       ----            -----            ----
                 Diluted earnings per share            $796            4,145             .19
                                                       ====            =====            ====

            Quarter ended July 4, 1999:
                 Basic earnings per share              $749            4,126            $.18
                 Effect of dilutive options              --               16              --
                                                       ----            -----            ----
                 Diluted earnings per share            $749            4,142            $.18
                                                       ====            =====            ====

            Six months ended July 2, 2000:
                 Basic earnings per share              $438            4,131             .11
                 Effect of dilutive options              --               20              --
                                                       ----            -----            ----
                 Diluted earnings per share            $438            4,151             .11
                                                       ====            =====            ====

            Six months ended July 4, 1999:
                 Basic earnings per share              $466            4,126            $.11
                 Effect of dilutive options              --               16              --
                                                       ----            -----            ----
                 Diluted earnings per share            $466            4,142            $.11
                                                       ====            =====            ====

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                July 2, 2000, December 31, 1999 and July 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)




      Options to purchase shares of common stock where the exercise price exceeds the average market price were excluded from the computations for 2000 and 1999 because they would be anti-dilutive. Anti-dilutive options excluded from the computations are as follows:

                                                            ANTI-DILUTIVE
                                                               OPTIONS
                                                            -------------
            Quarter ended July 2, 2000                           412
            Quarter ended July 4, 1999                           451
            Six months ended July 2, 2000                        368
            Six months ended July 4, 1999                        451


(3)   INVENTORIES

      A summary of inventories follows:

                                        JULY 2,  DECEMBER 31,  JULY 4,
                                         2000        1999       1999
                                        ------   ------------  -----
            Raw materials               $3,557       1,822      1,550
            Work-in-process                804       2,879      2,601
            Finished goods               3,037       2,707      2,401
            Display models                 748         690        734
                                        ------       -----      -----
                                        $8,146       8,098      7,286
                                        ======       =====      =====


(4)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                              JULY 2,   DECEMBER 31,   JULY 4,
                                                               2000         1999        1999
                                                              -------   ------------   ------
            Building and leasehold improvements               $10,531      10,455      10,407
            Equipment                                           3,740       3,496       3,487
            Furniture and fixtures                              4,850       4,655       4,514
                                                              -------      ------      ------
                                                               19,121      18,606      18,408
            Less accumulated depreciation and amortization     10,298       9,832       9,332
                                                              -------      ------      ------
                                                                8,823       8,774       9,076
            Land                                                2,296       2,182       2,178
                                                              -------      ------      ------
                     Net property, plant and equipment        $11,119      10,956      11,254
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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                July 2, 2000, December 31, 1999 and July 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)




of stock materials, materials staging, and home shipping for home sales worldwide. Homes -- United States primarily sells homes, at wholesale, to independent dealers while Homes -- Canada primarily sells homes, at wholesale, to Homes -- United States for resale to independent dealers.

Information regarding the Company's reportable segments for the quarters and six month periods ended July 2, 2000 and July 4, 1999 follows:


                                                                                      OTHER
                                      U.S.     CANADIAN      ALL     INTERSEGMENT  RECONCILING
                                     HOMES       HOMES      OTHER    ELIMINATIONS     ITEMS    CONSOLIDATED
                                     -----     --------     -----    ------------  ----------- ------------
QUARTER ENDED JULY 2, 2000

Revenues from external
   customers                        $10,979         828      1,043           --         --       12,850
Intersegment revenues                 4,733      11,176      1,807      (17,716)        --           --
Gross profit                          2,740       4,211        492       (4,081)        (1)       3,361
Interest income                         124           9         --          (72)        72          133
Interest expense                         25          73         49          (72)        --           75
Depreciation and
   amortization                         264          62         85           --         16          427

QUARTER ENDED JULY 4, 1999

Revenues from external
   customers                        $ 8,478         586      1,055           --         17       10,136
Intersegment revenues                 2,677       7,918      1,422      (12,017)        --           --
Gross profit                          1,793       3,112        460       (2,522)         8        2,851
Interest income                          66           9         --          (74)        74           75
Interest expense                         35          74         52          (74)        --           87
Depreciation and
   amortization                         141          31         89           --         44          305

SIX MONTHS ENDED JULY 2, 2000

Revenues from external
   customers                        $18,349       1,027      1,926           --         --       21,302
Intersegment revenues                 7,309      18,531      3,102      (28,942)        --           --
Gross profit                          4,032       6,655        581       (6,498)        (2)       4,768
Interest income                         236          11         --         (148)       148          247
Interest expense                         48         149        100         (148)        --          149
Depreciation and
   amortization                         412          97        189           --         38          736

SIX MONTHS ENDED JULY 4, 1999

Revenues from external
   customers                        $15,547         689      1,984           --         22       18,242
Intersegment revenues                 5,081      14,497      2,649      (22,227)        --           --
Gross profit                          3,240       5,334        695       (4,755)         5        4,519
Interest income                          98          20         --         (146)       146          118
Interest expense                         61         148        103         (146)         4          170
Depreciation and
   amortization                         290          60        179           --        100          629

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                July 2, 2000, December 31, 1999 and July 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)




(6)   COMPREHENSIVE EARNINGS:

      Comprehensive earnings are as follows:

                                                             SIX MONTHS ENDED     QUARTER ENDED
                                                            -----------------   -----------------
                                                            JULY 2,   JULY 4,   JULY 2,   JULY 4,
                                                             2000      1999      2000      1999
                                                            -------   -------   -------   -------
         Net earnings                                       $ 438       466       796       749
         Other comprehensive earnings (loss) - foreign
            currency translation                             (120)      469      (163)      236
                                                            -----       ---      ----       ---
         Comprehensive earnings                             $ 318       935       633       985
                                                            =====       ===      ====       ===


(7)   SHORT-TERM INVESTMENTS:

      Short-term investments consist of securities maturing within one year, and are classified as available-for-sale. Accordingly, these investments are carried at fair value. Any unrealized holding gains and losses, net of income taxes, are immaterial at July 2, 2000, December 31, 1999 and July 4, 1999.


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

      The Company believes that neither the Washington Franchise Investment Protection Act nor the Federal Sherman Act is applicable, nor were there any violations of either act. The Company will vigorously defend the lawsuit. Any amount owing as a result of this lawsuit is currently not estimable and as such, the Company has not accrued any amounts relating to these claims.

      In the second quarter of 2000, the parties to lawsuit agreed to pursue the claims through binding arbitration before a panel of

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                July 2, 2000, December 31, 1999 and July 4, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)




      three arbitrators. The three arbitrators have been selected. The U.S. District Court for the Western District of Washington has issued an order staying the lawsuit pending the outcome of the arbitration.

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

On June 1, 2000, the Company's Surrey, British Columbia shipping facility was closed for 1.5 working days by a work stoppage that was not sanctioned by the IWA-Canada. Work resumed mid-day on June 2, 2000. The Company and the IWA-Canada agreed to submit the matters giving rise to the work stoppage to mediation. All matters relating to the work stoppage have been resolved through mediation. The Company does not expect the agreements reached in mediation will have a material adverse effect on the results of operations.

In July 2000, the Company accepted offers to sell the Seattle business park property, as well as its rental property located in Renfrew, Ontario, Canada, for a combined total of approximately $5.5 million cash (US$). Both of these offers are subject to certain general contingencies. Subject to the resolution of the contingencies, the company expects to report a net, pre-tax gain of approximately $1.2 million from the combined transactions in the third quarter of 2000. Net proceeds from the two sales are expected to be approximately $4.2 million (pre-tax) after the payment of encumbrances. Currently, both sales are expected to close late in the third quarter. The combined tax consequences are not completely known at this time. The Seattle business park sale does not affect the company's adjacent corporate headquarters.

The Company's business is seasonal in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:

                    1ST QUARTER    2ND QUARTER   3RD QUARTER  4TH QUARTER
                    -----------    -----------   -----------  -----------
             2000       8,452         12,850
             1999       8,105         10,136        10,570       10,694
             1998       5,645         11,477        10,793        9,804
             1997       7,540         14,913        14,298       12,097
             1996       6,587         14,173        14,632       11,243

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS No. 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement is effective for financial statements for years beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.

In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The most recent update (SAB 101B) delays the effective date of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the fourth quarter of 2000. While we believe that SAB 101 will not have a material impact on the Company's consolidated financial statements, there continue to be implementation questions and supplemental issuances of interpretive guidance from the staff of the Securities and Exchange Commission which may have future impact


YEAR 2000

The Company has not experienced any significant disruptions to its computerized financial or operating activities resulting from Year 2000 issues. Furthermore, the Company has no information that indicates a significant vendor or service provider has experienced any significant disruptions to their financial or operating activities such that they would be unable to provide goods or services to the Company.



                                 SECOND QUARTER

NEW ORDERS

The number of new home orders decreased 23% in the second quarter of 2000 compared to the second quarter of 1999. The dollar value of new home orders decreased 22% in the same time period. The timing of new order sales promotions and price increases can have a significant impact on the number and value of new home orders. Year-to-date new orders units increased 2% over the same period of the prior year.

In the second quarter of 1999, the Company sponsored a dealer sales promotion to increase second quarter 1999 new orders. The Company did not sponsor such a promotion in the second quarter of 2000. Instead, to increase first quarter 2000 new orders and second quarter 2000 deliveries, the Company sponsored a new order sales promotion in the first quarter of 2000. Combined with the effect of a previously announced second quarter graduated 3.5% price increase, which became fully effective on July 1, 2000, the number of new order units increased 43% and the value of those orders increased 27% in the first quarter of 2000 over the first quarter of 1999. Homes shipped increased 53% in units and 52% in value in the second quarter of 2000 over the second quarter of 1999. Management anticipated that the first quarter 2000 new order sales promotion, combined with the second quarter price increase, would decrease the number of new home orders in the second and third quarters of 2000 as some percentage of the new orders, that would have otherwise been received in those quarters, would be accelerated into the first quarter of 2000.

The following table illustrates the percentage change in the number and dollar value of new orders in the second quarter of the current and each of the preceding 2 years:

                     % CHANGE IN              2000         1999         1998
                     --------------         --------     --------     --------
                     Units                    -23%           28%         -6%
                     Dollar Value             -22%           31%          8%

The Access and Select products represented 58% of new order units in the second quarter of 2000 compared to 65% of new order units in the second quarter of 1999. The dollar value of the Access and Select product new orders was 46% of the total dollar value of new orders in the second quarter of 2000 compared to 58% in the second quarter of 1999. The Select product was introduced in January 1999. Size and value of a home is a function of customer preference and may change somewhat from period to period.

Entering the third quarter of 2000, the total backlog, stated in dollars, was approximately $32 million and approximately equal to the backlog entering the third quarter of 1999. Because the Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis. While the Company expects the majority of the current backlog will ship within the next 12 months, factors beyond the control of the Company, such as weather conditions, customer financing, building permits, order cancellations or customer requested delays, may affect the actual delivery date of an unknown portion of backlog orders beyond the twelve month period.

REVENUE

The Company recognizes revenue from orders when the home package is shipped.

Revenue increased $2.71 million (27%) to $12.85 million in the second quarter of 2000 from $10.14 million in the second quarter of 1999, primarily due to the increase in home revenue.

Revenue from homes increased $3.43 million (45%) to $11.11 million in the second quarter of 2000 from $7.68 million in the second quarter of 1999. The number of homes shipped increased 53% to 142 in the second quarter of 2000 from 93 in the second quarter of 1999. Management believes the increase in home revenue is primarily related to the increased backlog at December 31, 1999, the increase in new orders in the first quarter of 2000 and the acceleration of some home shipments into the second quarter of 2000 to avoid the full impact of the previously announced price increase. Management believes that the acceleration of some home shipments, which might have otherwise occurred in the third quarter of 2000, may reduce third quarter home shipments.

The Access and Select products (the base price of which is 25%-30% less than the traditional Cedar: Frame home) accounted for approximately 64% of home sales revenue and 72% of home units shipped in the second quarter of 2000 compared to 51% of home sales revenue and 60% of the home units shipped in the second quarter of 1999.

Revenue from sunrooms increased $50,000 (11%) to $500,000 in the second quarter of 2000 from $450,000 in the second quarter of 1999.

Revenue from other sales decreased $770,000 (38%) to $1.24 million in the second quarter of 2000 from $2.01 million in the second quarter of 1999. The decrease is primarily related to the discontinuance of certain custom products previously available for sale, a one-time material supply agreement in the second quarter of 1999, an increase in dealer discounts applicable to certain material sales and a decrease in service fees from canceled orders.

MATERIAL COSTS

In dollars, material costs increased $1.67 million (35%) to $6.38 million in the second quarter of 2000 from $4.71 million in the second quarter of 1999 on 49 (53%) additional home shipments. In general, the price of cedar and other lumber and forest products utilized by the Company remained fairly constant and in some cases decreased during the second quarter of 2000.

As a percent of revenue, material costs were 49.6% in the second quarter of 2000 compared to 46.4% in the second quarter of 1999. The increase in material costs as a percentage of revenue reflects the sales trend toward the Company's lower priced Access and Select products, higher than anticipated duty refunds in the second quarter of 1999, and decreased margins on certain material orders. Duty refunds totaled approximately $160,000 in the second quarter of 1999.

OTHER COST OF GOODS SOLD

Non-material costs, included in the cost of goods sold, increased $530,000 (21%) to $3.11 million in the second quarter of 2000 from $2.58 million in the second quarter of 1999. This is primarily due to increased variable expenses related to the increased number of homes shipped in the second quarter of 2000 compared to the same period in 1999, increased catalog costs and to increased expenditures related to the expansion of the Company's engineering capacity.

GROSS PROFIT

In dollars, gross profit increased $510,000 (18%) to $3.36 million in the second quarter of 2000 from $2.85 million in the second quarter of 1999. This was primarily due to the increased sales volume, which was partially offset by the change in the sales mix of homes shipped, decreased margins on certain material orders and the expansion of the Company's engineering capacity.

As a percentage of revenue, gross profit decreased to 26.2% of revenue in the second quarter of 2000 from 28.1% of revenue for the same period in 1999.

The mix of home units shipped also impacts the dollar amount of gross profit and gross profit as a percentage of revenue. The Access and Select products have lower material costs than the Cedar Frame, but the dollar and percentage gross margin is lower as well. The Access and Select products accounted for 64% of the home revenue and 72% of home units shipped in the second quarter of 2000 compared with 51% of the home revenue and 60% of the home units shipped in the second quarter of 1999. For all of 1999, the Access and Select products accounted for 60% of the home units shipped and 52% of home revenue, while the Access product accounted for 54% of the home units shipped and 46% of home revenue in 1998. The Select product was introduced in January 1999.

OPERATING EXPENSES

Total operating expenses, including display court expenses, increased $430,000 (22%) to $2.39 million in the second quarter of 2000 from $1.96 million in the second quarter of 1999. Operating expenses were 18.6% of revenue in the second quarter of 2000 compared to 19.3% of revenue in the second quarter of 1999.

As a group, selling, and general and administrative expenses increased $360,000 (19%) to $2.21 million in the second quarter of 2000 from $1.85 million in the second quarter of 1999. As a percentage of revenue, selling, and general and administrative expenses were 17.2% in the second quarter of 2000 compared to 18.2% in the same period of 1999.

Selling expenses increased $180,000 (19%) to $1.12 million in the second quarter of 2000 from $940,000 in the second quarter of 1999. This is primarily due to expanded dealer recruitment and development efforts, increased advertising levels, increased commissions and increased travel expenditures in the second quarter of 2000 compared to the second quarter of 1999.

General and administrative expenses increased $180,000 (20%) to $1.09 million in the second quarter of 2000 from $910,000 in the second quarter of 1999. This is primarily due to increased payroll and related expenses, increased professional fees, and increased supply expenditures in the second quarter of 2000 compared to the same period of 1999.

Display court expenses increased $70,000 (64%) to $180,000 in the second quarter of 2000 from $110,000 in the second quarter of

1999 primarily due to increased delivery of homes in the second quarter of 2000 compared to the same period of 1999.


OTHER INCOME (EXPENSE), NET

Other income (expense), net increased $190,000 (100%) to $190,000 in the second quarter of 2000 from $0 in the second quarter of 1999. This is primarily due to increased interest income ($60,000) and gains from foreign currency transactions ($130,000) from the second quarter of 1999.

INCOME TAX EXPENSE

The Company recognized an income tax expense of $360,000 (31%) in the second quarter of 2000 compared to an income tax expense of $150,000 (16%) in the second quarter of 1999. The overall income tax expense recognized in the second quarter of 1999 was reduced due to the recognition of the income tax benefit from Canadian operations not recognized in the first quarter of 1999 and the recognition of the income tax benefit from the available carryforward of prior year Canadian operating losses which were not previously recognized.


                                  YEAR-TO-DATE

NEW ORDERS

The number of new home orders increased 2% in the first six months of 2000 compared to the first six months of 1999. The dollar value of these new home orders decreased 2% in the same time period. Size and value of a home is a function of customer preference and may change somewhat from period to period.

The following table illustrates the percentage change in the number and dollar value of new orders for the first six months of the current and each of the preceding 2 years:

                     % CHANGE IN              2000         1999         1998
                     --------------         --------     --------     --------
                     Units                      2%          7%        -23%
                     Dollar Value              -2%         11%        -13%

The Access and Select products represented 61% of new order units in the first six months of 2000 and in the first six months of 1999. The dollar value of the Access and Select products new orders was 53% of the total dollar value of new orders in the first six months of 2000 and in the first six months of 1999.

REVENUE

Revenue increased $3.06 million (17%) to $21.3 million in the first six months of 2000 from $18.24 million in the first six months of 1999, primarily due to increases in home revenue.

Revenue from homes increased $4.09 million (30%) to $17.86 million in the first six months of 2000 from $13.77 million in the first six months of 1999. The number of houses shipped increased 34% to 226 in the first six months of 2000 from 169 in the first six months of 1999. Management believes the increase in home revenue is primarily related to the increased backlog at December 31, 1999, the increase in new orders in the first quarter of 2000 and the acceleration of some home shipments into the second quarter of 2000 to avoid the full impact of the previously announced price increase. The average revenue per home decreased in the first six months of 2000 compared to the first six months of 1999.

The Access and Select products accounted for approximately 65% of home sales revenue and 71% of home units shipped in the first six months of 2000 compared to 46% of home sales revenue and 55% of the home units shipped in the first six months of 1999.

Revenue from sunrooms decreased $50,000 (7%) to $670,000 in the first six months of 2000 from $720,000 in the first six months of 1999. In early 2000, the Company introduced its new PatioRoom, an updated sunroom product with less glass and all the versatility of the traditional sunroom products at about two-thirds the price of the traditional sunroom products.

Revenue from other sales decreased $980,000 (26%) to $2.77 million in the first six months of 2000 from $3.75 million in the first six months of 1999. The decrease is primarily related to the discontinuance in 2000 of certain custom products previously available for sale, a one-time material supply agreement in the first half of 1999, an increase in dealer discounts available on certain material sales and decreases in service fees from canceled orders.


MATERIAL COSTS

In dollars, material costs increased $1.82 million (21%) to $10.49 million in the first six months of 2000 from $8.67 million in the first six months of 1999 on 57 (34%) additional home shipments. In general, the price of cedar and other lumber and forest products utilized by the Company have remained fairly constant and in some cases decreased during the first six months of 2000.

As a percent of revenue, material costs were 49.3% in the first six months of 2000 compared to 47.5% in the first six months of 1999. The increase in material costs as a percentage of revenue reflects the sales trend toward the Company's lower priced Access and Select products, higher than anticipated duty refunds in the second quarter of 1999 and decreased margins on certain material orders.

OTHER COST OF GOODS SOLD

Non-material costs, included in the cost of goods sold, increased $990,000 (20%) to $6.04 million in the first six months of 2000 from $5.05 million in the first six months of 1999. This is primarily due to increased variable expenses related to the increased number of homes shipped in the first half of 2000 compared to the same period in 1999 and to the expansion of the Company's engineering capacity.

GROSS PROFIT

In dollars, gross profit increased $250,000 (6%) to $4.77 million in the first six months of 2000 from $4.52 million in the first six months of 1999. This was primarily due to the increased sales volume, which was partially offset by the change in the sales mix of homes shipped, decreased margins on certain material orders and the expansion of the Company's engineering capacity.

As a percentage of revenue, gross profit decreased to 22.4% of revenue in the first six months of 2000 from 24.8% of revenue for the same period in 1999.

The Access and Select products accounted for 65% of the home revenue and 71% of home units shipped in the first six months of 2000 compared with 46% of the home revenue and 55% of the home units shipped in the same period of 1999.

OPERATING EXPENSES

Total operating expenses, including display court expenses, increased $430,000 (11%) to $4.37 million in the first six months of 2000 from $3.94 million in the first six months of 1999.

As a group, selling, and general and administrative expenses increased $390,000 (11%) to $4.10 million in the first six months of 2000 from $3.71 million in the first six months of 1999. As a percentage of revenue, selling and general and administrative costs were 19.3% of revenue in the first six months of 2000 compared to 20.3% for the same period of 1999.

Selling expenses increased $210,000 (11%) to $2.1 million in the first six months of 2000 from $1.89 million in the first six months of 1999. This increase is primarily due to increased advertising, travel and dealer recruitment expenditures in the first six months of 2000 compared to the same period of 1999.

General and administrative expenses increased $180,000 (10%) to $2 million in the first six months of 2000 from $1.82 million in the first six months of 1999. This is primarily due to increased payroll and related expenses, professional fees, and supply expenditures in the first six months of 2000 compared to the same period of 1999.

Display court expenditures increased $40,000 (17%) to $270,000 in the first six months of 2000 from $230,000 in the first six months of 1999. This is primarily due to increased expenditures related to increased home deliveries in the first six months of 2000 compared to same period of 1999.

OTHER INCOME (EXPENSE), NET

Other income (expense), net changed $270,000 to $240,000 in the first six months of 2000 from $(30,000) in the first six months of 1999. This is primarily due to increased interest income and increased gains from foreign currency transactions from the first six months of 1999.

INCOME TAX EXPENSE

The Company recognized an income tax expense of $200,000 (31%) in the first six months of 2000 compared to an income tax expense of $80,000 (15%) in the first six months of 1999. The overall income tax expense recognized in the first six months of 1999 was reduced due to the recognition of the income tax benefit from the available carryforward of prior year Canadian operating losses. The Company did not recognize the income tax benefits in 1998 for prior year Canadian operating losses due to the inability to carryback the Canadian net operating losses and the uncertainty of utilizing the Canadian net operating losses against future taxable Canadian income.

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

The Company maintains a $1.5 million operating line of credit with a financial institution. The line of credit bears interest at the rate of prime plus 1% and is secured by a pledge of specific assets. The operating line of credit expires on March 30, 2001. The Company also maintains a letter of credit with a financial institution securing payment of the Industrial Revenue Bonds issued in November 1997. The letter of credit expires on November 15, 2002. The Company does not foresee the need to borrow on its operating line of credit during 2000.

The Company continues to hedge a portion of its expected non-cedar lumber needs for its home packages using options and futures contracts. The program's objective is to manage well-defined commodity risks. These derivative financial instruments are not being used for trading purposes.

CASH FLOW

OPERATING ACTIVITIES

Operations provided $830,000 in cash in the first six months of 2000 compared to providing $3.4 million in cash in the first six months of 1999. In the first six months of 2000, operating results provided $1.17 million in cash while changes in operating assets used $340,000 in cash. Cash provided by operating assets was primarily from decreases in trade and operating notes receivable and increases in current liabilities, which were offset by cash used to increase inventory and prepaid expenses and promotional materials. The decrease in trade and operating notes receivable is primarily due to seasonal collections as a result of improved dealer cash flow from increased home deliveries. The increase in current liabilities is primarily related to the increase in inventory levels, expenditures related to increased home shipments, increases in customer deposits, expenditures related to the Company's new planbook and the timing of scheduled payments in relation to period end.

In the first six months of 1999, operating results provided $1.09 in cash while changes in operating assets provided an additional $2.31 million in cash. Cash provided by changes in operating assets was primarily from decreases in trade and operating notes receivable, reductions in prepaid expenses and promotional materials and increases in current liabilities. The reductions in trade and operating notes receivable was primarily related to increased seasonal collections as a result of the improved dealer cash flow from increased home deliveries. The increase in current liabilities is primarily related to the increase in customer deposits and the timing of scheduled payments in relation to period end.

The Company's current ratio was 2.17:1.0 at July 2, 2000 compared to 2.18:1.0 at December 31, 1999.

INVESTMENT ACTIVITIES

Cash used for investment activities in the first six months of 2000 was $470,000 compared to $3.16 million in the first six months of 1999. In the first six months of 2000, cash expenditures for property, plant and equipment totaled $590,000 which were partially offset by cash received from the repayment of non-operating notes receivable.

In the first six months of 1999, cash expenditures for property, plant and equipment totaled $250,000 and net cash used to purchase short-term investments totaled $2.96 million. These expenditures were partially offset by cash received from the repayments of non-operating notes receivable.

In the first quarter of 2000, the Company took title to a dealer's display court (land and model) located in British Columbia, Canada in exchange for forgiving the mortgage it held on the property and other debt owing to the Company by the dealer.

FINANCING ACTIVITIES

Cash provided by financing activities was $0 in the first six months of 2000 compared to using $280,000 in the first six months of 1999. In the first six months of 2000, $60,000 of cash was used to repay long-term debt, while long-term debt financing provided $60,000 of cash. In the first six months of 1999, $50,000 of cash was used to repay long-term debt. An additional $270,000 of cash was used to retire a note payable relating to the Company's assumption of debt in a transaction where the Company took title to a dealer's display court (land and model) located in Highland, Michigan.

EXCHANGE RATES

In the first six months of 2000, unfavorable changes in exchange rates had a $60,000 negative effect on cash and cash equivalents while in the first six months of 1999 favorable changes in exchange rates had a $120,000 positive effect on cash and cash equivalents.


COMPARISON OF JULY 2, 2000 BALANCE SHEET TO PRIOR YEAR

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments increased $1.98 million (30%) to $8.54 million at July 2, 2000 from $6.56 million at July 4, 1999. This increase is primarily due to the favorable operating results, the refund of prior years federal taxes, and increases in customer deposits and other current liabilities, which were partially offset by the new planbook development costs, increases in inventory and capital expenditures.

RECEIVABLES

Net accounts receivable decreased $1.36 million (51%) to $1.33 million at July 2, 2000 from $2.69 million at July 4, 1999. This decrease is primarily due to the reduction in refundable federal taxes reflecting the receipt of the federal tax refunds relating to the 1997 and 1998 operating losses.

INVENTORY

Production inventories (raw materials, work-in-process and finished goods) increased $850,000 (13%) to $7.4 million at July 2, 2000 from $6.55 million at July 4, 1999. This increase is due to the advance purchase of selected cedar raw material inventory.

PROMOTIONAL MATERIALS

Promotional materials increased $340,000 (52%) to $990,000 at July 2, 2000 from $650,000 at July 4, 1999. This increase reflects the classification of a portion of the on-hand inventory of the Company's completed new planbooks as a current asset.

OTHER ASSETS

Other assets increased $170,000 (12%) to $1.61 million at July 2, 2000 from $1.44 million at July 4, 1999. This increase is primarily related to the final development costs of the Company's new planbook, which was offset by the reduction in long-term notes receivable related to the note receivable exchanged for the display court located in British Columbia, Canada, payments received on other notes, and the reclassification of a portion of the on-hand inventory of the Company's completed new planbooks as a current asset.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses increased $770,000 (29%) to $3.39 million at July 2, 2000 from $2.62 million at July 4, 1999. This increase is primarily due to the increase in inventory levels, increased home deliveries and the timing of scheduled payments in relation to period end.

CUSTOMER DEPOSITS

Customer deposits increased $350,000 (7%) to $5.53 million at July 2, 2000 from $5.18 million at July 4, 1999.


CAPITAL EXPENDITURE FINANCING

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

The Company, from time to time, enters into futures contracts to hedge future purchases of specific types and grades of non-cedar lumber with the objective of reducing risk due to market fluctuations. At July 2, 2000, the Company had 35 futures contracts with broker-dealers of approximately $1.02 million maturing through March 2001 with a net deferred loss of $180,000. Such losses in fair value, if realized, would be offset by the lower costs of lumber purchased at market value. At July 4, 1999, the Company had 29 futures contracts with broker-dealers of approximately $810,000 maturing through November 1999 with a net deferred gain of $140,000. Such gains in fair value, if realized, would be offset by the higher costs of lumber purchased at market value.

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

The Company's exposure to changes in interest rates is minimal. Interest on short-term investments of less than 90 days is based on market interest rates. At July 2, 2000, the Company's investment in fixed rate instruments was approximately $4.03 million. Of this amount approximately $3.95 million was invested in the United States and approximately $80,000 was invested in Canada. Interest rates on the U.S. investments range from 6.1% to 6.7% and mature from July 26, 2000 through October 25, 2000. Interest rates on the Canadian investments range from 4.1% to 4.2%, and mature from September 22, 2000 through February 22, 2001. Because of the relative short-term nature of these investments, the Company's exposure to interest rate fluctuation is greatly reduced. At July 4, 1999, the Company's investment in fixed rate instruments was approximately $3.03 million. Of this amount approximately $2.96 was invested in the United States and approximately $70,000 was invested in Canada. Interest rates on the U.S. investments ranged from 5.2% to 5.5% and matured from August 16, 1999 through October 28, 1999. Interest rates on the Canadian investments ranged from 3.6% to 3.7% and matured from September 22, 1999 though February 24, 2000.

All of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate. During the first six months of 2000 and throughout all of 1999, the Company had no amounts owing on its line of credit.

OTHER MATTERS

Statements contained in this report that are not based on historical facts are forward-looking statements subject to uncertainties and risks including but not limited to: the consolidation of operations, trade and government actions, changing economic conditions, trends in the housing industry, raw material and labor costs, availability of raw materials, the ability to obtain orders and recruit dealers, demographic influences, results of litigation and continued acceptance of products and services.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



ITEM 4 - RESULTS OF VOTES OF SECURITIES HOLDERS

The following matters were approved by the shareholders at the Company's Annual Meeting of Shareholders held on May 25, 2000:


   PROPOSAL                                                                                   AUTHORITY
    NUMBER              DESCRIPTION OF PROPOSAL                FOR           AGAINST      WITHHELD/ABSTAIN
   --------             -----------------------             ---------        ------       ----------------
      1.         Election of Directors:
                         Robert W. Lindal                   2,340,508        94,229
                         Martin J. Lindal                   2,340,508        94,229
                         Charles T. Collins                 2,340,508        94,229
                         Charles R. Widman                  2,339,508        95,229

      2.         Ratification of KPMG, LLP as the
                 Company's independent auditors for
                 the year ending December 31, 2000          2,362,833        71,504               400



PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
(See note 8 to the financial statements)


Item 6(a)  Exhibits

The following exhibits are being filed:

           27   Financial Data Schedule for period ended July 2, 2000



Item 6(b) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the second quarter of 2000.

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



                                             LINDAL CEDAR HOMES, INC.



                                  By:         /s/ Robert W. Lindal
                                     ----------------------------------------
                                                 Robert W. Lindal
                                       Chairman and Chief Executive Officer



                                  By:           /s/ Dennis Gregg
                                     ----------------------------------------
                                                    Dennis Gregg
                                               Chief Financial Officer



DATE:
August  16, 2000

                            Lindal Cedar Homes, Inc.
                                  Exhibit Index

Exhibits are numbered in accordance with Item 601 of Regulation S-B



EXHIBIT
NUMBERS                            DESCRIPTION
-------                            -----------

  27          Financial Data Schedule for period ended July 2, 2000