Form 10-Q
period 2000-10-01
LINDAL CEDAR HOMES INC /DE/
filed 2000-11-15
CIK 59591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2000.

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to_________.

Commission File Number 0-6087

                            LINDAL CEDAR HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      91-0508250
---------------------------------             ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)



4300 South 104th Place, Seattle, Washington                      98178
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

Yes [X]  No [ ]

Common stock outstanding at October 1, 2000: 4,136,622 shares at $.01 par value.

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                     --------
Part I                Financial Information

         Item 1       Financial Statements
                            Condensed Consolidated Balance Sheets                                        4
                            Condensed Consolidated Statements of Operations                              5
                            Condensed Consolidated Statements of Cash Flows                              6
                            Notes to Condensed Consolidated Financial Statements                         7

         Item 2       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                               12

         Item 3       Quantitative and Qualitative Disclosures about Market Risk                        19


Part II               Other Information

         Item 1       Legal Proceedings                                                                 20
         Item 6(a)    Exhibits                                                                          20
         Item 6(b)    Reports on Form 8-K                                                               20

         Signatures                                                                                     21

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES



                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      October 1, 2000 and December 31, 1999
                (Amounts in thousands, except per share amounts)

                                                           OCTOBER 1,
                                                             2000        DECEMBER 31,
                                                          (UNAUDITED)       1999
                                                           --------       --------
                          Assets

Current assets
    Cash, cash equivalents and short-term investments      $ 12,979          8,252
    Receivables:
        Trade                                                 1,325          1,827
        Refundable federal taxes                                268             --
                                                           --------       --------

                                                              1,593          1,827
        Less allowance for doubtful receivables                  78            259
                                                           --------       --------

           Net receivables                                    1,515          1,568
    Inventories                                               7,608          8,098
    Promotional material                                      1,002            510
    Other current assets                                        688            650
                                                           --------       --------

           Total current assets                              23,792         19,078

Other assets                                                  1,379          1,845
Property, plant and equipment, net                            7,477         10,956
                                                           --------       --------

                                                           $ 32,648         31,879
                                                           ========       ========

           Liabilities and Stockholders' Equity

Current liabilities
    Current installments of long-term debt                 $    138            213
    Accounts payable and accrued expenses                     3,444          3,718
    Income taxes payable                                        174            126
    Customer deposits                                         5,622          4,675
                                                           --------       --------

           Total current liabilities                          9,378          8,732

Long-term debt, excluding current installments                3,492          4,418
Deferred income taxes                                           295            294

Stockholders' equity:
    Common stock                                                 41             41
    Additional paid-in capital                               16,061         16,061
    Accumulated other comprehensive loss                     (1,112)          (837)
    Retained earnings                                         4,493          3,170
                                                           --------       --------

           Total stockholders' equity                        19,483         18,435
                                                           --------       --------

                                                           $ 32,648         31,879
                                                           ========       ========

See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the periods ended October 1, 2000 and October 3, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                         NINE MONTHS ENDED           QUARTERS ENDED
                                                      ----------------------     -----------------------
                                                      OCTOBER 1,   OCTOBER 3,    OCTOBER 1,    OCTOBER 3,
                                                         2000         1999         2000           1999
                                                      ---------    ---------     ---------     ---------
Revenue                                                $32,560       28,812        11,258        10,570
Cost of goods sold                                      25,455       21,668         8,921         7,945
                                                       -------      -------       -------       -------

        Gross profit                                     7,105        7,144         2,337         2,625

Operating expenses:
    Selling, general and administrative expenses         6,113        5,725         2,012         2,014
    Display court expenses                                 411          363           145           130
                                                       -------      -------       -------       -------

        Total operating expenses                         6,524        6,088         2,157         2,144

    Net gain from disposition and impairment of
    operating assets                                     1,025           --         1,025            --
                                                       -------      -------       -------       -------

        Operating income                                 1,606        1,056         1,205           481

Other income (expense), net:
     Rental income                                         113          170            18            59
     Interest, net                                         174          (16)           76            36
     Gain from sale of assets                               18           26            16            27
     Other, net                                              7          (53)          (33)           33
                                                       -------      -------       -------       -------

        Other income, net                                  312          127            77           155
                                                       -------      -------       -------       -------

        Earnings before income taxes                     1,918        1,183         1,282           636

Income tax expense                                         595          230           397           149
                                                       -------      -------       -------       -------

        Net earnings                                   $ 1,323          953           885           487
                                                       =======      =======       =======       =======


Basic and diluted  - earnings per common share         $   .32          .23           .21           .12
                                                       =======      =======       =======       =======


See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine-months ended October 1, 2000 and October 3, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             OCTOBER 1,    OCTOBER 3,
                                                                                               2000           1999
                                                                                             --------      ---------
Cash flows from operating activities:
     Net earnings                                                                            $  1,323            953
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                                          866          1,018
           Deferred income tax expense (benefit)                                                   51           (213)
           Net gain on disposal and impairment of assets                                       (1,043)           (26)
           Compensation expense related to restricted stock                                        --              9
           Change in operating assets and liabilities:
                  Net trade and operating notes receivable                                        (34)         1,145
                  Inventories                                                                     310           (432)
                  Prepaid expenses and promotional materials                                     (295)           250
                  Current liabilities other than current installments of long-term debt           743          2,511
                  Other                                                                          (140)          (326)
                                                                                             --------       --------

                        Net cash provided by operating activities                               1,781          4,889

Cash flows from investing activities:
     Purchase of investments                                                                  (12,846)        (5,899)
     Maturity of investments                                                                    8,930          1,974
     Repayment of non-operating notes receivable                                                  118            152
     Purchase of property, plant and equipment                                                   (875)          (332)
     Proceeds from sale of property, plant and equipment                                        4,665             31
                                                                                             --------       --------

                         Net cash used in investing activities                                     (8)        (4,074)

Cash flows from financing activities:
    Repayment of long-term debt                                                                (1,060)           (83)
    Proceeds from long-term debt                                                                   59             35
    Repayment of current notes payable                                                             --           (266)
                                                                                             --------       --------

                         Net cash used in financing activities                                 (1,001)          (314)
Effect of exchange rate changes on cash and cash equivalents                                       43            140
                                                                                             --------       --------

                         Net increase in cash and cash equivalents                                815            641
Cash and cash equivalents at beginning of period                                                4,213          3,457
                                                                                             --------       --------

Cash and cash equivalents at end of period                                                      5,028          4,098
                                                                                             ========       ========

Supplemental disclosures of cash flow information - cash paid (received)
   during period for:
         Interest                                                                            $    168            191
         Income taxes                                                                             495            (99)

Non-cash investing and financing activities:
Acquisition of model home in exchange for trade and note receivable                          $    231             --



See accompanying notes to the condensed consolidated financial statements

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     October 1, 2000 and December 31, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except as noted below, and include all recurring adjustments that are considered necessary by management to fairly state the results of the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and certain disclosures. Actual results could differ from those estimates. These consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Due to the weather related seasonality of the Company's business, the accompanying financial statements may not necessarily be indicative of the results to be obtained for the full year. This report should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999.

        Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.


(2)     EARNINGS PER COMMON SHARE

        The following tables present basic and diluted earnings per share and reconciles the numerator and denominator of the basic and diluted per share computations:

                                                              WEIGHTED
                                          NET EARNINGS     AVERAGE SHARES      NET EARNINGS
                                           (NUMERATOR)      (DENOMINATOR)       PER SHARE
                                           -----------      -------------       ---------
Quarter ended October 1, 2000:
     Basic earnings per share                 $  885             4,132               .21
     Effect of dilutive options                   --                13                --
                                              ------            ------            ------
     Diluted earnings per share               $  885             4,145               .21
                                              ======            ======            ======

Quarter ended October 3, 1999:
     Basic earnings per share                 $  487             4,126            $  .12
     Effect of dilutive options                   --                25                --
                                              ------            ------            ------
     Diluted earnings per share               $  487             4,151            $  .12
                                              ======            ======            ======

Nine-months ended October 1, 2000:
     Basic earnings per share                 $1,323             4,131               .32
     Effect of dilutive options                   --                18                --
                                              ------            ------            ------
     Diluted earnings per share               $1,323             4,149               .32
                                              ======            ======            ======

Nine-months ended October 3, 1999:
     Basic earnings per share                 $  953             4,126            $  .23
     Effect of dilutive options                   --                19                --
                                              ------            ------            ------
     Diluted earnings per share               $  953             4,145            $  .23
                                              ======            ======            ======

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     October 1, 2000 and December 31, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

        Options to purchase shares of common stock where the exercise price exceeds the average market price were excluded from the computations for 2000 and 1999 because they would be anti-dilutive. Anti-dilutive options excluded from the computations are as follows:

                                        ANTI-DILUTIVE
                                           OPTIONS
                                        -------------
Quarter ended October 1, 2000                423
Quarter ended October 3, 1999                404
Nine-months ended October 1, 2000            359
Nine-months ended October 3, 1999            404


(3)     INVENTORIES

        A summary of inventories follows:

                          OCTOBER 1,       DECEMBER 31,
                            2000              1999
                           ------            ------
Raw materials              $2,828             1,822
Work-in-process             1,216             2,879
Finished goods              3,151             2,707
Display models                413               690
                           ------            ------
                           $7,608             8,098
                           ======            ======


(4)     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                         OCTOBER 1,        DECEMBER 31,
                                                           2000                1999
                                                          -------            -------
Building and leasehold improvements                       $ 7,048             10,455
Equipment                                                   3,813              3,496
Furniture and fixtures                                      4,890              4,655
                                                          -------            -------
                                                           15,751             18,606
Less accumulated depreciation and amortization              9,522              9,832
                                                          -------            -------
                                                            6,229              8,774
Land                                                        1,248              2,182
                                                          -------            -------
         Net property, plant and equipment                $ 7,477             10,956
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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     October 1, 2000 and December 31, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

Information regarding the Company's reportable segments for the quarters and nine month periods ended October 1, 2000 and October 3, 1999 follows:

                                                                                                      OTHER
                                                                                                      RECON-
                                              U.S.       CANADIAN                   INTERSEGMENT      CILING
                                             HOMES         HOMES        ALL OTHER   ELIMINATIONS      ITEMS       CONSOLIDATED
                                           --------      --------       --------    ------------     --------     ------------
QUARTER ENDED OCTOBER 1, 2000

Revenues from external
    customers                                 9,212           967          1,079            --             --        $11,258
Intersegment revenues                         3,468         9,307          1,683       (14,458)            --             --
Gross profit                                  1,389         3,660            308        (3,019)            (1)         2,337
Interest income                                 143             5             --           (75)            75            148
Interest expense                                 20            76             51           (75)            --             72
Depreciation and amortization                     8            14             95            --             12            129
Gain on disposition and impairment of
    operating assets                          1,476          (451)            --            --             --          1,025

QUARTER ENDED OCTOBER 3, 1999

Revenues from external
    customers                                 8,586           885          1,099            --             --        $10,570
Intersegment revenues                         3,583         8,146          1,575       (13,304)            --             --
Gross profit                                  2,487         2,946            447        (3,251)            (4)         2,625
Interest income                                 102             5             --           (73)            73            107
Interest expense                                 18            73             53           (73)            --             71
Depreciation and amortization                   262            37            125            --            (35)           389
Gain on disposition and impairment of
    operating assets                             --            --             --            --             --             --

NINE-MONTHS ENDED OCTOBER 1, 2000

Revenues from external
   customers                                 27,562         1,993          3,005            --             --        $32,560
Intersegment revenues                        10,777        27,838          4,785       (43,400)            --             --
Gross profit                                  5,421        10,315            889        (9,517)            (3)         7,105
Interest income                                 380            15             --          (223)           223            395
Interest expense                                 67           225            152          (223)            --            221
Depreciation and amortization                   421           111            283            --             51            866
Gain on disposition and impairment of
    operating assets                          1,476          (451)            --            --             --          1,025

NINE-MONTHS ENDED OCTOBER 3, 1999

Revenues from external
    customers                                24,133         1,574          3,083            --             22        $28,812
Intersegment revenues                         8,664        22,643          4,224       (35,531)            --             --
Gross profit                                  5,727         8,280          1,142        (8,006)             1          7,144
Interest income                                 200            25             --          (219)           219            225
Interest expense                                 79           222            156          (219)             3            241
Depreciation and amortization                   552            97            304            --             65          1,018
Gain on disposition and impairment of
    operating assets                             --            --             --            --             --             --

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     October 1, 2000 and December 31, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

(6)     COMPREHENSIVE EARNINGS

        Comprehensive earnings are as follows:

                                                               NINE-MONTHS ENDED            QUARTER ENDED
                                                            -----------------------    -----------------------
                                                            OCTOBER 1,    OCTOBER 3,   OCTOBER 1,    OCTOBER 3,
                                                              2000          1999         2000          1999
                                                            ---------     ---------    ---------     ----------
Net earnings                                                 $ 1,323           953          885           487
Other comprehensive earnings (loss) - foreign currency
    translation                                                 (275)          399         (155)          (70)
                                                             -------       -------      -------       -------

Comprehensive earnings                                       $ 1,048         1,352          730           417
                                                             =======       =======      =======       =======


(7)     SHORT-TERM INVESTMENTS

        Short-term investments consist of securities maturing within one year, and are classified as available-for-sale. Accordingly, these investments are carried at fair value. Any unrealized holding gains and losses, net of income taxes, are immaterial at October 1, 2000 and December 31, 1999.

(8)     IMPAIRMENT OF ASSET HELD FOR SALE

        Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

        In the third quarter, the Company decided to sell its rental property located in Renfrew, Ontario, Canada and accepted an offer on the property. The offer was subject to certain general contingencies, which were resolved during the quarter. The Company expects the sale of the Renfrew rental property to close in the fourth quarter. Based on the accepted offer price, the Company expects to incur a loss from the sale of the Renfrew facility. As a result, management recorded a $451,000 write down in the carrying value of the Renfrew rental property to its fair value less estimated cost to sell in the third quarter which is recorded as part of the net gain from the disposition and impairment of operating assets.

(9)     CONTINGENCIES

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

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     October 1, 2000 and December 31, 1999
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

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

        In the second quarter of 2000, the parties to lawsuit agreed to pursue the claims through binding arbitration before a panel of three arbitrators. The three arbitrators have been selected. The U.S. District Court for the Western District of Washington has issued an order staying the lawsuit pending the outcome of the arbitration. Binding arbitration is currently scheduled for late in the first quarter of 2001.

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

In the third quarter, the Company decided to sell its Seattle business park property, as well as its rental property located in Renfrew , Ontario, Canada and accepted offers on both properties. Both offers were subject to certain general contingencies, which were resolved during the quarter. The sale of the Seattle Business park property closed on September 21, 2000. The Company expects the sale of the Renfrew rental property to close in the fourth quarter. The Company expects to incur a loss from the sale of the Renfrew rental property and a $451,000 write down in the value of the Renfrew rental property to its fair value less estimated cost to sell was recorded in the third quarter of 2000 as part of the Company's net gain from disposition and impairment of operating assets. The sale of the Seattle business park property does not affect the Company's corporate headquarters, which are located adjacent to the business park property.

Additionally in the third quarter, the Company discontinued manufacturing of a non-significant product line in favor of manufacturing the solid cedar timbers utilized in the Company's Solid Cedar line of homes. Management believes that manufacturing these timbers internally will enhance the quality, provide better inventory control and improve margins on the Solid Cedar homes. The Company incurred a $150,000 charge in the third quarter related to the write down of the assets of the discontinued product line, which is recorded in cost of goods sold.

The Company's business is seasonally weather related in that most deliveries have historically been made during the period from April to October. To illustrate this, revenue by quarter is presented below:

             1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
             -----------       -----------       -----------       -----------
2000             8,452            12,850            11,258               N/A

1999             8,105            10,136            10,570            10,694

1998             5,645            11,477            10,793             9,804

1997             7,540            14,913            14,298            12,097

1996             6,587            14,173            14,632            11,243

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS No. 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement, as amended, is effective for financial statements for years beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.

In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The most recent update (SAB 101B) delays the effective date of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the fourth quarter of 2000. While we believe that SAB 101 will not have a material impact on the Company's consolidated financial statements, there continue to be implementation questions and supplemental issuances of interpretive guidance from the staff of the Securities and Exchange Commission which may have future impact.


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


                                  THIRD QUARTER


NEW ORDERS

The dollar value of new orders received decreased 8% in the third quarter of 2000 compared to the third quarter of 1999. The number of new order units decreased 21% in the same time period. Management believes the decrease in the number and value of new orders is primarily due to the first quarter sale promotion, which accelerated many new orders, which might otherwise have occurred in the third quarter, into the first and second quarters. Size and value of a home is a function of customer preference and may change somewhat from period to period.

The following table illustrates the percentage change in the number and dollar value of new orders in the third quarter of the current and each of the preceding 2 years:

% CHANGE IN             2000           1999           1998
-----------             ----           ----           ----
Units                   -21%            16%             7%
Dollar Value             -8%            12%             7%

The Access and Select products (the base price of which is 25%-30% less than the traditional Cedar: Frame home) represented 62% of new order units in the third quarter of 2000 compared to 58% of new order units in the third quarter of 1999. The dollar value of the Access and Select product new orders was 51% of the total dollar value of new orders in the third quarter of 2000 compared to 53% in the third quarter of 1999. The Select product was introduced in January 1999.

In the third quarter of this year, the Company modified the way it calculates order backlog. It is not possible to accurately determine the effect this change would have had on the backlog in prior periods other than the prior period backlogs would have been somewhat lower using the present method. Entering the fourth quarter of 2000, the total backlog, stated in dollars, was approximately $32 million (revised method) compared to approximately $33 million (prior method) entering the fourth quarter of 1999. Because the

Company's business is seasonal, the backlog data does not necessarily reflect the level of the Company's business on an annual basis. While the Company expects the majority of the current backlog will ship within the next 12 months, factors beyond the control of the Company, such as weather conditions, customer financing, building permits, order cancellations or customer requested delays, may affect the actual delivery date of an unknown portion of backlog orders beyond the twelve month period.


REVENUE

Revenue increased $690,000 (7%) to $11.26 million in the third quarter of 2000 from $10.57 million in the third quarter of 1999, primarily due to an increase in home revenue.

Revenue from homes increased $790,000 (9%) to $9.35 million in the third quarter of 2000 from $8.56 million in the third quarter of 1999. The number of homes shipped decreased 3% to 113 in the third quarter of 2000 from 116 in the third quarter of 1999. Management believes the increase in home revenue combined with the decrease in the number of units shipped is primarily related to an increase in the average size of the homes shipped and the effect of the second quarter 3.5% price increase, which was fully effective in the third quarter. Further, the decrease in the number of home units shipped in the third quarter primarily resulted from the acceleration of some home shipments, that would otherwise have occurred in the third quarter, into the second quarter to avoid the full impact of the price increase. The size and value of a home is a function of customer preference.

The Access and Select products accounted for approximately 56% of home sales revenue and 68% of home units shipped in the third quarter of 2000 compared to 51% of home sales revenue and 60% of the home units shipped in the third quarter of 1999.

Revenue from sunrooms decreased $10,000 (3%) to $370,000 in the third quarter of 2000 from $380,000 in the third quarter of 1999.

Revenue from other sales decreased $100,000 (6%) to $1.53 million in third quarter of 2000 from $1.63 million in the third quarter of 1999. This was largely due to decreases in material and wood re-manufacturing sales, which were partially offset by increased window sales.

MATERIAL COSTS

In dollars, material costs increased $470,000 (9%) to $5.61 million in the third quarter of 2000 from $5.14 million in the third quarter of 1999 on 3 (3%) fewer home shipments. Management believes this is related to an increase in the average size of homes shipped in the third quarter of 2000 compared to the same period of 1999 and that the cost of certain materials contained in the Company's products have increased from the year ago period.

As a percent of revenue, material costs were 49.8% in the third quarter of 2000 compared to 48.6% in the third quarter of 1999. The increase in material costs as a percentage of revenue reflects the sales trend toward the Company's lower priced Access and Select products, decreased margins on certain material orders and increases in the cost of certain materials contained in the Company's products.

OTHER COST OF GOODS SOLD

Non-material costs, included in the cost of goods sold, increased $510,000 (18%) to $3.31 million in the third quarter of 2000 from $2.8 million in the third quarter of 1999. This is primarily due to increased plant labor and related costs, increased catalog costs, increased expenditures related to the expansion of the Company's engineering capacity and the $150,000 charge for the write down of assets related to a discontinued product line.

GROSS PROFIT

In dollars, gross profit decreased $290,000 (11%) to $2.34 million in the third quarter of 2000 from $2.63 million in the third quarter of 1999. This was primarily due to the increased cost of certain materials contained in the Company's products, the change in the sales mix of homes shipped, decreased margins on certain material orders, the expansion of the Company's engineering capacity and the charge for the write down of assets related to the discontinued product line.

As a percentage of revenue, gross profit decreased to 20.8% of revenue in the third quarter of 2000 from 24.8% of revenue for the same period in 1999. Exclusive of the charge for the discontinued product line, gross profit was 22.1% of revenue in the third quarter of 2000.

The mix of home units shipped also impacts the dollar amount of gross profit and gross profit as a percentage of revenue. The Access and Select products have lower material costs than the Cedar Frame, but generally the dollar and percentage gross margin is lower as well. The Access and Select products accounted for 56% of home revenue and 68% of home units shipped in the third quarter of 2000 compared with 51% of the home revenue and 60% of the home units shipped in the third quarter of 1999. For all of 1999, the Access and Select products accounted for 52% of the home revenue and 60% of home units shipped.

OPERATING EXPENSES

Total operating expenses, including display court expenses, increased $20,000 (1%) to $2.16 million in the third quarter of 2000 from $2.14 million in the third quarter of 1999. Operating expenses were 19.2% of revenue in the third quarter of 2000 compared to 20.3% of revenue in the third quarter of 1999.

As a group, selling, and general and administrative expenses remained unchanged at $2.01 million in the third quarter of 2000 and in the year ago period. Selling, general and administrative costs were 17.9% of revenue in the third quarter of 2000 compared to 19% of revenue in the year ago period.

Selling expenses decreased $70,000 (7%) to $1.01 million in the third quarter of 2000 from $1.08 million in the third quarter of 1999. This is largely due to reduced new dealer acquisition expenditures and decreased training costs.

General and administrative expenses increased $60,000 (6%) to $1.0 million in the third quarter of 2000 from $940,000 in the third quarter of 1999. This increase is primarily due to increased professional fees.

Display court expenses increased $20,000 (15%) to $150,000 in the third quarter of 2000 from $130,000 in the third quarter of 1999 primarily due to increased delivery of homes in the third quarter of 2000 compared to the same period of 1999.


OTHER INCOME (EXPENSE), NET

Other income (expense), net decreased $80,000 (50%) to $80,000 in the third quarter of 2000 from $160,000 in the third quarter of 1999. Interest income increased $40,000, which was offset by a $40,000 decrease in rental income, an unfavorable $70,000 change in loss from foreign currency transactions, and an unfavorable $10,000 change in loss from sale of other assets.


INCOME TAX EXPENSE

The Company recognized an income tax expense of $400,000 (31%) in the third quarter of 2000 compared to an income tax expense of $150,000 (24%) in the third quarter of 1999. The overall income tax expense recognized in the third quarter of 1999 was reduced due to the effect of Canadian tax rates that differ from U.S. tax rates.

                                  YEAR-TO-DATE

NEW ORDERS

The dollar value of new orders received decreased 5% in the first nine months of 2000 compared to the first nine months of 1999. The number of new order units decreased 7% in the same time period. The following table illustrates the percentage change in the number and dollar value of new orders for the first nine months of the current and each of the preceding 2 years:

% CHANGE IN            2000           1999            1998
-----------            ----           ----            ----
Units                   -7%            10%            -14%
Dollar Value            -5%            12%             -6%

The Access and Select products represented 62% of new order units in the first nine months of 2000 compared to 60% of new order units in the first nine months of 1999. The dollar value of the Access product new orders was 53% of the total dollar value of new orders in the first nine months of 2000 compared to 52% in the first nine months of 1999.


REVENUE

Revenue increased $3.75 million (13%) to $32.56 million in the first nine months of 2000 from $28.81 million in the first nine months of 1999, primarily due to increased home revenue.

Revenue from homes increased $4.89 million (22%) to $27.22 million in the first nine months of 2000 from $22.33 million in the first nine months of 1999. The number of houses shipped increased 19% to 339 in the first nine months of 2000 from 285 in the first nine months of 1999. Management believes the increase in home revenue is primarily related to the increased backlog at December 31, 1999 and strong new orders in the first six months of 2000, and to a lesser extent the price increase, which became fully effective in the third quarter of 2000. The average revenue per home increased slightly in the first nine months of 2000 compared to the same period of 1999.

The Access and Select products accounted for approximately 61% of home sales revenue and 70% of home units shipped in the first nine months of 2000 compared to 48% of home sales revenue and 57% of the home units shipped in the first nine months of 1999.

Revenue from sunrooms decreased $60,000 (6%) to $1.04 million in the first nine months of 2000 from $1.10 million in the first nine months of 1999. In early 2000, the Company introduced its new PatioRoom, an updated sunroom product with less glass and all the versatility of the traditional sunroom products at about two-thirds the price of the traditional sunroom products.

Revenue from other sales, primarily material sales, decreased $1.08 million (20%) to $4.3 million in the first nine months of 2000 from $5.38 million in the first nine months of 1999. The decrease is primarily related to the discontinuance in 2000 of certain custom products previously available for sale, a one-time material supply agreement in the first nine months of 1999, an increase in dealer discounts available on certain material sales and decreases in service fees from canceled orders.


MATERIAL COSTS

In dollars, material costs increased $2.37 million (17%) to $16.18 million in the first nine months of 2000 from $13.81 million in the first nine months of 1999 on 54 (19%) additional home shipments. This increase is primarily related to the additional homes shipped, the increased cost for certain materials contained in the Company's products, higher duty costs, and, to a lesser extent, the sales trend toward the Company's lower priced Access and Select product lines. The Company had larger than expected duty refunds in the first nine months of 1999.

As a percent of revenue, material costs were 49.7% in the first nine months of 2000 compared to 47.9% in the first nine months of 1999. The increase in material costs as a percentage of revenue reflects the sales trend toward the Company's lower priced Access and Select products, increased duty costs, decreased margins on certain material orders and increased costs on certain materials contained in the Company's products.

OTHER COST OF GOODS SOLD

Non-material costs, included in the cost of goods sold, increased $1.41 million (18%) to $9.27 million in the first nine months of 2000 from $7.86 million in the first nine months of 1999. This is primarily due to increased variable expenses related to the increased number of homes shipped in the first nine months of 2000, the expansion of the Company's engineering capacity, the $150,000 charge for the write down of assets related to the discontinued product line and increased catalog costs.

GROSS PROFIT

In dollars, gross profit decreased $30,000 (0%) to $7.11 million in the first nine months of 2000 from $7.14 million in the first nine months of 1999. This was primarily due to the increased sales volume, which was fully offset by the decreased gross profit from the change in the mix of homes shipped, increased cost of certain materials contained in the Company's products, increased variable expenses related to the increased sales volume, decreased margins on certain material orders, expansion of the Company's engineering capacity, increased catalog costs and the charge for the write down of assets related to a discontinued product line.

As a percentage of revenue, gross profit decreased to 21.8% of revenue in the first nine months of 2000 from 24.8% of revenue for the same period in 1999. Exclusive of the write down of assets related to a discontinued product line, gross profit was 22.3% of revenue in the first nine months of 2000.

The Access and Select products accounted for approximately 61% of home sales revenue and 70% of home units shipped in the first nine months of 2000 compared to 48% of home sales revenue and 57% of the home units shipped in the first nine months of 1999.

OPERATING EXPENSES

Total operating expenses, including display court expenses, increased $430,000 (7%) to $6.52 million in the first nine months of 2000 from $6.09 million in the first nine months of 1999. Operating expenses were 20% of revenue in the first nine months of 2000 compared to 21.1% of revenue in the same period of 1999.

As a group, selling, and general and administrative expenses increased $380,000 (7%) to $6.11 million in the first nine months of 2000 from $5.73 million in the first six months of 1999. As a percentage of revenue, selling and general and administrative costs were 18.8% of revenue in the first nine months of 2000 compared to 19.9% for the same period of 1999.

Selling expenses increased $150,000 (5%) to $3.11 million in the first nine months of 2000 from $2.96 million in the first nine months of 1999. This increase is primarily due to increased advertising and professional fees in the first nine months of 2000 compared to the same period of 1999.

General and administrative expenses increased $250,000 (9%) to $3.01 million in the first nine months of 2000 from $2.76 million in the first nine months of 1999. This is primarily due to increased payroll and related expenses and professional fees in the first nine months of 2000 compared to the same period of 1999.

Display court expenditures increased $50,000 (14%) to $410,000 in the first nine months of 2000 from $360,000 in the first nine months of 1999. This is primarily due to increased expenditures related to increased home deliveries in the first nine months of 2000 compared to same period of 1999.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased $180,000 (139%) to $310,000 in the first nine months of 2000 from $130,000 in same period of 1999. This was primarily due to the favorable changes in net interest income of $190,000 and gains from foreign currency transactions of $60,000 which were offset by a $60,000 decrease in rental income.

INCOME TAX EXPENSE

The Company recognized an income tax expense of $600,000 (31%) in the first nine months of 2000 compared to an income tax expense of $230,000 (19%) in the first nine months of 1999. The overall income tax expense recognized in the first nine months of

1999 was reduced due to the recognition of the income tax benefit from the available carryforward of prior year Canadian operating losses and the effect of Canadian tax rates that differ from U.S. tax rates. The Company did not recognize the income tax benefits in 1998 for 1998 and prior year Canadian operating losses due to the inability to carryback the Canadian net operating losses and the uncertainty of utilizing the Canadian net operating losses against future taxable Canadian income.

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

CASH FLOW

OPERATING ACTIVITIES

Operations provided $1.78 million in cash in the first nine months of 2000 compared to providing $4.89 million in cash in the first nine months of 1999. In the first nine months of 2000, operating results provided $1.2 million in cash and changes in operating assets and liabilities provided an additional $580,000 in cash. Cash provided by changes in operating assets and liabilities was primarily from decreases in inventory and increases in current liabilities, which were offset by cash used to increase prepaid expenses and promotional materials, net trade and operating notes receivable and other operating assets. The increase in trade and operating notes receivable is primarily due to several homes being shipped COD near the end of the third quarter. The increase in current liabilities is primarily related to increases in customer deposits, which was partially offset by a decrease in accounts payable and accrued expenses.

In the first nine months of 1999, operating results provided $1.74 million in cash while changes in operating assets and liabilities provided an additional $3.15 million in cash. Cash provided by changes in operating assets and liabilities was primarily from decreases in trade and operating notes receivable, reductions in prepaid expenses and promotional materials and increases in current liabilities, which were partially offset by increases in inventory and other operating assets. The reductions in trade and operating notes receivable was primarily related to increased seasonal collections as a result of the improved dealer cash flow from increased home deliveries and the receipt of a portion of refundable federal taxes relating to the 1997 and 1998 losses. The increase in current liabilities is primarily related to an increase in customer deposits, the increase in inventory and the timing of scheduled payments in relation to period end.

The Company's current ratio was 2.54:1.0 at October 1, 2000 compared to 2.18:1.0 at December 31, 1999.

INVESTING ACTIVITIES

Cash used in investing activities in the first nine months of 2000 was $10,000 compared to $4.07 million in the first nine months of 1999. In the first nine months of 2000 proceeds from the sale of property, plant and equipment, principally the sales of the Seattle business park and land and display model in Highland Michigan, provided $4.67 million in cash and payments of non-operating notes receivable provided $120,000 in cash. These amounts were offset by $3.92 million of cash used to purchase additional short-term investments and $880,000 of cash used to purchase property, plant and equipment.

In the first nine months of 1999, cash expenditures for property, plant and equipment totaled $330,000 and net cash used to purchase short-term investments totaled $3.93 million. These expenditures were partially offset by cash received from the repayments of non-operating notes receivable of $150,000 and proceeds from the sale of property, plant and equipment of $30,000.

In the first quarter of 2000, the Company took title to a dealer's display court (land and model) located in British Columbia, Canada in exchange for forgiving the mortgage it held on the property and other debt owing to the Company by the dealer.

FINANCING ACTIVITIES

Cash used in financing activities was $1.0 million in the first nine months of 2000 compared to $310,000 in the first nine months of 1999. In the first nine months of 2000 $1.06 million of cash was used to repay long-term debt, principally the debt on the Seattle business park, while long-term debt financing provided $60,000 of cash.

In the first nine months of 1999, $80,000 of cash was used to repay long-term debt. An additional $270,000 of cash was used to retire a note payable relating to the Company's assumption of debt in a transaction where the Company took title to a dealer's display court (land and model) located in Highland, Michigan. Proceeds from long-term debt financing provided $40,000 in cash.

EXCHANGE RATES

In the first nine months of 2000, favorable changes in exchange rates had a $40,000 positive effect on cash and cash equivalents and in the first nine months of 1999 favorable changes in exchange rates had a $140,000 positive effect on cash and cash equivalents.

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

The Company, from time to time, enters into futures contracts to hedge future purchases of specific types and grades of non-cedar lumber with the objective of reducing risk due to market fluctuations. At October 1, 2000, the Company had 41 futures contracts with broker-dealers of approximately $1.3 million maturing through September 2001 with a net deferred loss of $160,000. Such losses in fair value, if realized, would be offset by the lower costs of lumber purchased at market value. At October 3, 1999, the Company had 29 futures contracts with broker-dealers of approximately $990,000 maturing through July 2000 with a net deferred loss of $40,000. Such losses in fair value, if realized, would be offset by the lower costs of lumber purchased at market value.

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

The Company's exposure to changes in interest rates is minimal. Interest on short-term investments of less than 90 days is based on market interest rates. At October 1, 2000, the Company's investment in fixed rate instruments was approximately $7.95 million. Of this amount approximately $7.88 million was invested in the United States and approximately $70,000 was invested in Canada. Interest rates on the U.S. investments range from 6.6% to 6.7% and mature from October 25, 2000 through January 12, 2001. Interest rates on the Canadian investments range from 4.2% to 4.7%, and mature from February 22, 2001 through March 26, 2001. Because of the relative short-term nature of these investments, the Company's exposure to interest rate fluctuation is greatly reduced. At October 3, 1999, the Company's investment in fixed rate instruments was approximately $4.0 million. Of this amount approximately $3.93 million was invested in the United States and approximately $70,000 was invested in Canada. Interest rates on the U.S. investments ranged from 5.5% to 5.9% and matured from October 28, 1999 through February 16, 2000. Interest rates on the Canadian investments ranged from 3.6% to 3.7% and matured from February 24, 2000 though March 23, 2000.

All of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate. During the first nine months of 2000 and throughout all of 1999, the Company had no amounts owing on its line of credit.

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



                           PART II: OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        (See note 9 to the financial statements)




Item 6(a). EXHIBITS

        The following exhibits are being filed:

        27      Financial Data Schedule for period ended October 1, 2000



Item 6(b). REPORTS ON FORM 8-K

        There was one report on Form 8K filed on October 6, 2000

                            LINDAL CEDAR HOMES, INC.
                                AND SUBSIDIARIES

                                   Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LINDAL CEDAR HOMES, INC.

                                      By:   /s/      Robert W. Lindal
                                           -----------------------------------
                                                     Robert W. Lindal
                                            Chairman and Chief Executive Officer

                                      By:   /s/        Dennis Gregg
                                           -----------------------------------
                                                       Dennis Gregg
                                                  Chief Financial Officer

DATE:
November 15, 2000

                            Lindal Cedar Homes, Inc.
                                  Exhibit Index

Exhibits are numbered in accordance with Item 601 of Regulation S-B

 EXHIBIT
 NUMBERS       DESCRIPTION
 -------       -----------
   27          Financial Data Schedule for period ended October 1, 2000